Form 10-Q
period 1999-12-31
AMERICAN TISSUE INC
filed 2000-02-14
CIK 1095827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITEIS EXCHANGE ACTO OF 1934.

               For the transition period from _______ to _______.


                          Commissiion File: 333-88017


                              AMERICAN TISSUE INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                   22-360876
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


135 Engineers Road, Hauppauge, New York                     11788
(Address of principal executive office)                   (zip code)


                                 (516) 435-9000
              (Registrant's telephone number, including area code)


                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate number of shares outstanding of each of the issuer's classes of capital stock as of December 31, 1999: 200 shares of common stock, no par value.

                              AMERICAN TISSUE INC.


                           FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


                                      INDEX

PART I:   Financial Information

          Item 1.  Financial Statements

          o Condensed Consolidated Statements of Operations - Three Months Ended December 31, 1999 and December 31, 1998.

          o Condensed Consolidated Balance Sheets - December 31, 1999 and September 30, 1999.

          o Condensed Consolidated Statements of Cash Flows - Three Months Ended December 31, 1999 and December 31, 1998.

          o    Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

PART II:  Other Information

          Item 1.  Legal Proceedings

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

Signature

                         PART I: FINANCIAL INFORMATION

Item 1. Financial Statements



                              AMERICAN TISSUE INC.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)

                                               For the Three Months Ended
                                                      December 31,
                                              -----------------------------
                                                1999                 1998
                                              --------             --------
                                             (Unaudited)          (Unaudited)
     Revenues                                 $110,315             $ 60,400
     Cost of sales                              81,796               48,536
                                              --------             --------
        Gross profit                            28,519               11,864
     Selling, general and administrative
      expenses                                  12,738                7,464
                                              --------             --------
        Operating profit                        15,781                4,400
     Interest expense                            6,949                3,249
                                              --------             --------
        Net income                            $  8,832             $  1,151
                                              ========             ========

     See accompanying notes to condensed consolidated financial statements.

                              AMERICAN TISSUE INC.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                       December 31,  September 30,
                                                                           1999          1999
                                                                       ------------  -------------
                                                                       (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                                            $    818      $  1,806
    Accounts receivable,
      net of allowance of $717 and $613, respectively                      45,883        52,555
    Inventories                                                           120,920        94,664
    Equipment held for sale                                                 6,088         7,825
    Prepaid expenses and other current assets                               5,432         3,866
                                                                         --------      --------
        Total Current Assets                                              179,141       160,716

  Property plant & equipment, net                                         220,820       212,530
  Due from related parties                                                 23,713        23,054
  Deferred costs, net                                                      10,032         9,876
  Other assets                                                                295           155
                                                                         --------      --------
        Total Assets                                                     $434,001      $406,331
                                                                         ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current Liabilities:
    Revolving credit debt                                                $ 67,839      $ 50,054
    Current portion of long term debt and capital lease obligations         1,512         1,206
    Accounts payable and accrued expenses                                  61,464        63,550
                                                                         --------      --------
        Total Current Liabilities                                         130,815       114,810

  Senior secured notes payable                                            159,689       159,562
  Long term debt and capital lease obligations                             24,698        22,247
  Other long term liabilities                                              11,745        11,490
  Stockholder's equity:
    Common stock                                                            1,605         1,605
    Additional paid in capital                                             57,125        57,125
    Retained earnings                                                      48,324        39,492
                                                                         --------      --------
        Total Stockholder's Equity                                        107,054        98,222
                                                                         --------      --------

        Total Liabilities and Stockholder's Equity                       $434,001      $406,331
                                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              AMERICAN TISSUE INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                   For the Three Months Ended
                                                                          December 31,
                                                                  ----------------------------
                                                                      1999             1998
                                                                  -----------      -----------
                                                                  (Unaudited)      (Unaudited)
Cash Flows From Operating Activities
  Net earnings                                                      $  8,832         $  1,151
  Adjustments:
    Depreciation & amortization                                        5,121            3,053
    Bad debt expense                                                     165               --
    Changes in operating assets & liabilities:
    Increase (decrease) in operating assets & liabilities:
      Accounts receivable                                              6,507               (4)
      Inventories                                                    (26,256)          (6,327)
      Equipment held for sale                                          1,737              393
      Prepaid expenses and other current assets                       (1,566)            (657)
      Other assets                                                      (140)              --
      Accounts payable and accrued expenses                           (1,896)           6,164
                                                                    --------         --------
  Net cash used in operating activities:                              (7,496)           3,773
                                                                    --------         --------
Cash Flows From Investing Activities:
  Capital expenditures                                               (10,152)          (3,170)
                                                                    --------         --------
    Net cash used in investing activities                            (10,152)          (3,170)
                                                                    --------         --------
Cash Flows From Financing Activities:
  Net proceeds from borrowings under revolving credit facility        17,785           (7,065)
  Proceeds from long term debt and capital lease obligations               9            2,907
  Increase in deferred costs                                            (475)             671
  Advances and repayments to affiliates, net                            (659)             587
  Proceeds from real estate financing                                     --            1,000
  Debt forgiveness                                                        --             (183)
                                                                    --------         --------
    Net cash provided by financing activities                         16,660           (2,083)
                                                                    --------         --------

Net Decrease in Cash and Cash Equivalents                               (988)          (1,480)

Cash and Cash Equivalents, Beginning of Period                      $  1,806         $  1,480
                                                                    --------         --------
Cash and Cash Equivalents, End of Period                            $    818         $     --
                                                                    ========         ========

     See accompanying notes to condensed consolidated financial statements.

                              AMERICAN TISSUE INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999


1.   BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements include the accounts of American Tissue Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. Reference is made to the consolidated financial statements for the fiscal year ended September 30, 1999, and the notes thereto, included in the Company's registration statement on Form S-4 which was declared effective on February 7, 2000 (SEC file number 333-88017).


2.   COMPREHENSIVE INCOME:

     The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during the period in which they are recognized, except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income), such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the quarters ended December 31, 1999 and 1998, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.


3.   RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. The Company currently does not use derivative instruments or engage in hedging activities and, accordingly, does not expect that this statement will have an impact on its consolidated financial statements when adopted.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are an integrated manufacturer of tissue and uncoated freesheet paper products, with a comprehensive product line that includes finished tissue products, jumbo tissue rolls used in the manufacture of finished tissue products and uncoated freesheet paper products for printing, writing and publishing applications. We recently entered the uncoated freesheet paper business through the acquisition of our pulp and paper mills located in Berlin and Gorham New Hampshire on July 9, 1999. We refer to these mills as the "Berlin-Gorham Mills" in this report. Our finished tissue products are sold in the commercial, "away-from-home," market and the consumer, "at-home," market, and our jumbo tissue rolls are used internally by us for the manufacture of finished tissue products and are sold to other manufacturers of finished tissue products. Our uncoated freesheet paper products are sold through merchants and distributors to users of these products. Wood pulp is used internally for the manufacture of tissue and freesheet paper products, with excess production being sold commercially as market pulp. A substantial portion of our revenues are derived from the manufacture and sale of finished tissue products, jumbo tissue rolls, uncoated freesheet paper and wood pulp. We also generate a small portion of our revenues from the sale of wood equipment for the manufacture of finished tissue products.

Results of Operations

     The following table sets forth information as to our revenues for the fiscal quarters indicated (dollars in millions):

                                     Quarters Ended
                                      December 31,
                              --------------------------
                                1999               1998
                              -------            -------
Tissue products ..            $  58.1            $  60.1
Uncoated freesheet               32.4                0.0*
Wood pulp ........               15.2                0.0*
Equipment sales ..                4.3                0.0
Rental income ....                0.3                0.3
                              -------            -------
Total revenues ...            $ 110.3            $  60.4
                              =======            =======

     *We had no sales of uncoated freesheet or woodpulp for the quarter ended December 31, 1998, because these products are produced at the Berlin-Gorham Mills, which we purchased on July 9, 1999.

Three Months Ended December 31, 1999 Compared To The Three Months Ended December 31, 1998.

     Revenues. Revenues increased approximately $49.9 million, or 82.6%, from approximately $60.4 million for the first quarter of fiscal 1999 to approximately $110.3 million for the first quarter of fiscal 2000.

     Net sales of tissue products decreased approximately $2.0 million, or 3.3%, from appoximately $60.1 million for the first quarter of fiscal 1999 to approximately $58.1 million for the first quarter of fiscal 2000. This decrease was primarily due to the rebuild of our tissue machine at St. Helens, Oregon, which decreased our production of jumbo tissue rolls by approximately 1,500 tons during the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999.

     Net sales of uncoated freesheet paper products were approximately $32.4 million for the first quarter of fiscal 2000. Net sales of woodpulp were approximately $15.2 million for the same period. We have no comparable sales figures for the first quarter of fiscal 1999, as these products are produced by our subsidiary, Pulp & Paper of America, at the Berlin-Gorham Mills, which we acquired on July 9, 1999. However, for comparison purposes only, sales of uncoated freesheet and woodpulp for the first quarter of fiscal 1999 for the Berlin-Gorham Mills, as a business unit of Crown Paper Co., were approximately $30.6 million and approximately $12.5 million, respectively.

     Net sales of converting equipment were approximately $4.3 million for the first quarter of fiscal 2000. We had no sales of converting equipment in the first quarter of fiscal 1999.

     Gross Profit. Gross profit increased approximately $16.6 million, or 139.5%, from approximately $11.9 million for the first quarter of fiscal 1999 to approximately $28.5 million for the first quarter of fiscal 2000. Gross profit, as a percentage of net sales, increased from approximately 19.6% for the first quarter of fiscal 1999 to approximately 25.9% for the first quarter of fiscal 2000. This increase in gross profit, as a percentage of net sales, was a result of higher sales volumes without a commensurate increase in fixed costs and increased production and sales of jumbo tissue rolls, which lowered per unit costs of finished tissue products. Additionally, sales for the Berlin-Gorham Mills, provided higher gross profit, as a percentage of net sales, relative to historical rates prior to our acquisition of the Berlin-Gorham Mills.

     Selling, General and Administrative Expenses. A significant portion of our selling expenses are freight expenses incurred in shipping products to our customers. It is our policy to include freight expense in this category as selling expense. Selling, general and administrative expenses, exclusive of freight, increased approximately $3.4 million, or 81.0%, from approximately $4.2 million for the first quarter of fiscal 1999 to approximately $7.6 million for the first quarter of fiscal 2000. Selling, general and administrative expenses, excluding freight, were approximately 7.0% of net sales for the first quarter of fiscal 1999, as compared to approximately 6.9% for the first quarter of fiscal 2000. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight, between the first quarter of fiscal 1999 and the first quarter of fiscal 2000. Freight expense increased approximately $1.8 million, or 54.5%, from approximately $3.3 million in the first quarter of fiscal 1999 to approximately $5.1 million for the first quarter of fiscal 2000. This increase was a result of increased shipments of uncoated freesheet, woodpulp and jumbo rolls during this period.

     Operating Income. Operating income increased approximately $11.4 million, or 259.1%, from approximately $4.4 million for the first quarter of fiscal 1999 to approximately $15.8 million for the first quarter of fiscal 2000. Operating income, as a percentage of net sales, was approximately 14.3% for the first quarter of fiscal 2000, as compared to approximately 7.3% for the first quarter of fiscal 1999. This increase was due to the reasons stated above.

     Interest Expense. Interest expense increased approximately $3.7 million, or 115.6%, from approximately $3.2 million in the first quarter of fiscal 1999 to approximately $6.9 million for the first quarter of fiscal 2000. This increase reflects higher debt levels during the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization. EBITDA increased approximately $13.4 million, or 178.7%, from approximately $7.5 million for the first quarter of fiscal 1999 to approximately $20.9 million for the first quarter of fiscal 2000. This increase in EBITDA was due primarily to the realization of synergies resulting from the integration of the Berlin-Gorham Mills, favorable operating conditions that allowed us to run at near full capacity in our tissue business and price increases in uncoated freesheet products, woodpulp and jumbo rolls of tissue.

     Information regarding EBITDA is presented because management believes that some investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles, or as an indicator of an issuer's operating performance. In addition, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of these measures may vary.

Liquidity and Capital Resources

     Cash provided by operations in the first quarter of fiscal 2000 decreased by approximately $11.3 million, as compared to the first quarter of fiscal 1999. There was a significant increase in net income for the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999. This increase was offset by increases in inventories during the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999, due to increases in sales levels during fiscal 2000. Cash used for capital expenditures in the first quarter of fiscal 2000 was approximately $10.1 million, as compared to approximately $3.2 million for the first quarter of fiscal 1999. All of the above necessitated the need for additional net borrowings of approximately $17.8 million under our revolving credit facility in the first quarter of fiscal 2000.

     At December 31, 1999, our total consolidated debt was approximately $253.7 million.

     We believe, based on cash flows from operating and financing activities, anticipated internal growth, price increases, and anticipated capital expenditures, that liquidity will be adequate for the foreseeable future to make required payments of interest on indebtedness, to fund anticipated capital expenditures and for working capital requirements. The ability to meet debt service obligations and reduce total debt will be dependent, however, upon our future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. A portion of our debt bears interest at floating rates. Therefore, our financial condition is, and will continue to be, affected by changes in prevailing interest rates.


Inflation and Cyclicality

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations.

     The markets for tissue and uncoated freesheet paper products are characterized by periods of supply and demand imbalance, with supply being added in large blocks and demand fluctuating with changes in industry capacity, economic conditions, including, in the case of our uncoated freesheet paper products, the overall level of domestic economic activity, and competitive conditions, including, in the case of our uncoated freesheet paper products, intensified competition from overseas producers responding to favorable exchange rate fluctuations and/or unfavorable overseas market conditions. All of such conditions, are beyond our control.

Seasonality

     Historically, our net sales have been somewhat stronger during our third and fourth fiscal quarters, due to increased seasonal usage by consumers in the at-home business and inventory and usage patterns in the away-from-home finished tissue products business.

Year 2000

     As of the date of this report, we have not experienced any material computer system or other Year 2000 failures. Based upon the completion of our comprehensive Year 2000 remediation plan, and the lack of any significant failures in our computer systems resulting from Year 2000 issues, we do not anticipate any significant lost revenues or other adverse effects in the future resulting from Year 2000 issues. Incremental out-of-pocket costs incurred through this date in remediating Year 2000 issues have not been material.

Forward Looking Statements

     Except for historical information and report discussions contained in this report, statements contained in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied in such forward looking statements.

The words "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, which include changes in U.S. interest rates and commodity prices. During fiscal 1999, we restructured our debt, through a private sale of our senior secured notes, so that it is predominantly fixed-rate. Our revolving credit facility permits us to elect to pay interest on borrowings at a spread above the LIBOR rate or at the bank's prime lending rate. A significant rise in either of these rates could adversely affect our results of operations, depending upon the level of borrowings under our revolving credit facility at the time of any rate changes. We do not currently utilize derivative financial instruments to hedge against changes in interest rates or commodity prices. Additionally, substantially all of our transactions are denominated in U.S. dollars.


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     From time to time, we are subject to a number of legal proceedings and other claims arising in the ordinary course of our business which we do not believe will have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 5.  OTHER INFORMATION

     On February 7, 2000, our registration statement on Form S-4, SEC file number 333-88017, relating to an offer to exchange $165 million principal amount of our Series B Senior Secured Notes due 2006 for the outstanding $165 million principal amount of our Series A Senior Secured Notes due 2006, was declared effective by the Securities and Exchange Commission.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27 -- Financial Data Schedule.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN TISSUE, INC.
                                             (registrant)


February 11, 2000                       By   /s/ Edward I. Stein
-----------------                            -------------------
 Date                                        Edward I. Stein
                                             Executive Vice President and
                                             Chief Financial Officer