Form 10-Q
period 2000-03-31
AMERICAN TISSUE INC
filed 2000-05-10
CIK 1095827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transaction period from __________ to __________ .

                           Commission File: 333-88017

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

                                 (631) 435-9000
              (Registrant's Telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes _X_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of March 31, 2000: 200 shares of common stock, no par value.

INDEX

                              AMERICAN TISSUE INC.

PART I:   Financial Information

          Item 1. Financial Statements

          o Condensed Consolidated Balance Sheets - March 31, 2000 and September 30, 1999.

          o Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2000 and March 31, 1999.

          o Condensed Consolidated Statements of Operations - Six Months Ended March 31, 2000 and March 31, 1999.

          o Condensed Consolidated Statements of Cash Flows - Six Months Ended March 31, 2000 and March 31, 1999.

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

PART II:  Other Information

          Item 1. Legal Proceedings

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                              American Tissue Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                   March 31,     September 30,
                                                                                     2000            1999
                                                                                   --------        --------
                                                                                 (Unaudited)
ASSETS
     Current Assets:
         Cash and cash equivalents                                                 $  1,133        $  1,806
         Accounts receivable,
              net of allowance for doubtful accounts of $872 and $613,
              respectively                                                           58,007          52,555
         Inventories                                                                130,127          94,664
         Equipment held for sale                                                        749           7,825
         Prepaid expenses and other current assets                                    7,751           3,866
                                                                                   --------        --------
              Total Current Assets                                                  197,767         160,716

     Property plant & equipment, net                                                227,210         212,530
     Due from related parties                                                        23,288          23,054
     Deferred costs, net                                                             10,505           9,876
     Other assets                                                                       173             155
                                                                                   --------        --------
                Total Assets                                                       $458,943        $406,331
                                                                                   ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
         Revolving credit facility                                                 $ 82,036        $ 50,054
            Current portion of long term debt and capital lease obligations           1,387           1,206
         Accounts payable and accrued expenses                                       67,982          63,550
                                                                                   --------        --------
              Total Current Liabilities                                             151,405         114,810

     Senior secured notes payable                                                   159,824         159,562
     Long term debt and capital lease obligations                                    24,915          22,247
     Other long term liabilities                                                     12,023          11,490
     Stockholder's equity:
         Common stock                                                                 1,605           1,605
         Additional paid in capital                                                  57,125          57,125
         Retained earnings                                                           52,046          39,492
                                                                                   --------        --------
              Total Stockholder's Equity                                            110,776          98,222
                                                                                   --------        --------

                  Total Liabilities and Stockholder's Equity                       $458,943        $406,331
                                                                                   ========        ========

            See notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)

                                            For the Three Months Ended March 31,
                                            -----------------------------------
                                                 2000               1999
                                               --------           --------
                                             (Unaudited)        (Unaudited)

     Net Revenues                              $121,047           $ 60,304
     Cost of Sales                               97,148             46,305
                                               --------           --------
          Gross Profit                           23,899             13,999
     Selling, General and
     Administrative Expenses                     12,886              6,996
                                               --------           --------
          Operating Profit                       11,013              7,003
     Interest Expense                             7,291              3,732
                                               --------           --------
          Net Income                           $  3,722           $  3,271
                                               ========           ========

            See notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)

                                              For the Six Months Ended
                                                      March 31,
                                            ---------------------------
                                              2000               1999
                                            --------           --------
                                          (Unaudited)         (Unaudited)
     Net Revenues                           $231,362           $120,704
     Cost of Sales                           178,944             94,657
                                            --------           --------
          Gross Profit                        52,418             26,047
     Selling, General and
     Administrative Expenses                  25,624             14,644
                                            --------           --------
          Operating Profit                    26,794             11,403
     Interest Expense                         14,240              6,981
                                            --------           --------
          Net Income                        $ 12,554           $  4,422
                                            ========           ========

            See notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                 For the Six Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                     2000         1999
                                                                   --------     --------
                                                                 (Unaudited)  (Unaudited)
Cash Flows From Operating Activities
     Net income                                                    $ 12,554     $  4,422
     Adjustments:
         Depreciation & amortization                                 10,660        5,838
         Bad debt expense                                               330          300
             Forgiveness of Interest                                     --          640
         Changes in operating assets & liabilities:
         Increase (decrease) in operating assets & liabilities:
              Accounts receivable                                    (5,782)      (2,831)
              Inventories                                           (35,463)      (7,145)
              Equipment held for sale                                 7,076       (2,929)
              Prepaid expenses and other current assets              (3,885)        (349)
              Other assets                                              (18)         (80)
              Accounts payable and accrued expenses                   5,155        3,053
                                                                   --------     --------
     Net cash provided by (used in) operating activities:            (9,373)         919
                                                                   --------     --------
Cash Flows From Investing Activities:
     Capital expenditures                                           (21,366)     (10,992)
                                                                   --------     --------
         Net cash used in investing activities                      (21,366)     (10,992)
                                                                   --------     --------
Cash Flows From Financing Activities:
     Net proceeds under revolving credit facility                    31,982        9,590
     Proceeds from long term debt and capital lease obligations          --        1,374
      Payments of long term debt to capital lease obligations          (415)      (4,051)
     Increase in deferred costs                                      (1,267)        (277)
     Advances and repayments to affiliates, net                        (234)       1,253
      Net proceeds from financing obligations                            --        1,164
                                                                   --------     --------

         Net cash provided by financing activities                   30,066        9,053
                                                                   --------     --------

Net Decrease in Cash and Cash Equivalents                              (673)      (1,020)

Cash and Cash Equivalents, Beginning of Period                     $  1,806     $  1,480
                                                                   --------     --------

Cash and Cash Equivalents, End of Period                           $  1,133     $    460
                                                                   ========     ========


Interest Paid                                                      $ 14,257     $  6,661
                                                                   ========     ========
Income Taxes Paid                                                  $     13     $      6
                                                                   ========     ========
Non-cash financing transactions relating to capital leases         $  3,264     $  4,183
                                                                   ========     ========

            See notes to condensed consolidated financial statements.

                              AMERICAN TISSUE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.   BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements include the accounts of American Tissue Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. Reference is made to the consolidated financial statements for the year ended September 30, 1999, and footnotes thereto, included in the Company's registration statement on Form S-4 which was declared effective on February 7, 2000.

2.   COMPREHENSIVE INCOME:

     The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the quarters and six months ended March 31, 2000 and 1999, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are an integrated manufacturer of tissue and uncoated freesheet paper products, with a comprehensive product line that includes jumbo rolls of tissue used in the manufacture of finished tissue products, finished tissue products and uncoated freesheet paper products for printing and publishing applications. We entered the uncoated freesheet paper business on July 9, 1999, through our acquisition of our integrated pulp and paper mills located in Berlin and Gorham, New Hampshire. Our finished tissue products are sold in the commercial, or away-from-home, and consumer, or at-home, markets. Our jumbo rolls of tissue are used internally by us for the manufacture of finished tissue products and are sold to other manufacturers of finished tissue products. Our uncoated freesheet paper products are sold through merchants and distributors and to end-use customers. A substantial portion of our net sales is derived from the manufacture and sale of finished tissue products, jumbo rolls of tissue, uncoated freesheet paper and virgin pulp. We also generate a small portion of our net sales from the sale of converting equipment for the manufacture of finished tissue products.

Results of Operations

     The following is a summary of our revenues for each business segment for the quarters indicated (dollars in millions):

                                  Three Months Ended         Six Months Ended
                                       March 31,                 March 31,
                                  -------------------      ---------------------
                                   2000         1999         2000         1999
                                  ------       ------       ------       ------
Tissue Products                   $ 65.1       $ 59.1       $123.2       $119.2
Uncoated Freesheet                  37.0          0.0*        69.5          0.0*
Woodpulp                            16.1          0.0*        31.3          0.0*
Equipment Sales                      2.5          0.9          6.9          0.9
Rental Income                        0.3          0.3          0.5          0.6
                                  ------       ------       ------       ------
Total Revenues                    $121.0       $ 60.3       $231.4       $120.7
                                  ======       ======       ======       ======

     *We had no sales of uncoated freesheet or woodpulp for the quarter and six months ended March 31, 1999, because these products are produced at the Berlin-Gorham Mills, which we purchased on July 9, 1999.

     Three Months Ended March 31, 2000 (the "second quarter of fiscal 2000") Compared To The Three Months Ended March 31, 1999 (the "second quarter of fiscal 1999").

     Revenues. Revenues increased approximately $60.7 million, or 100.7%, from approximately $60.3 million for the second quarter of fiscal 1999 to approximately $121.0 million for the second quarter of fiscal 2000.

     Net sales of tissue products increased approximately $6.0 million, or 10.2%, from approximately $59.1 million for the second quarter of fiscal 1999 to approximately $65.1 million for the second quarter of fiscal 2000. This increase was primarily due to increased sales of finished tissue products and higher average net sales prices per case of sales during the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999.

     Net sales of uncoated freesheet paper products were approximately $37.0 million for the second quarter of fiscal 2000. Net sales of woodpulp were approximately $16.1 million for the same period. We have no comparable sales figures for the second quarter of fiscal 1999, as these products are produced by our subsidiary, Pulp & Paper of America, at the Berlin-Gorham Mills, the assets of which we acquired on July 9, 1999. However, for comparison purposes only, the sales of uncoated freesheet and woodpulp for the second quarter of fiscal 1999 for the Berlin-Gorham Mills, as a business unit of Crown Paper Co., were approximately $31.1 million and approximately $9.6 million, respectively.

     Net sales of converting equipment increased approximately $1.6 million, or 177.8% from approximately $0.9 million for the second quarter of fiscal 1999 to approximately $2.5 million for the second quarter of fiscal 2000.

     Gross Profit. Gross profit increased approximately $9.9 million, or 70.7%, from approximately $14.0 million for the second quarter of fiscal 1999 to approximately $23.9 million for the second quarter of fiscal 2000. Gross profit, as a percentage of net sales, decreased from 23.2% for the second quarter of fiscal 1999 to 19.7% for the second quarter of fiscal 2000. This decrease in gross profit, as a percentage of net sales, was the result of increased recycled fiber and energy costs.

     Selling, General and Administrative Expenses. A significant portion of our selling expenses are freight expenses incurred in shipping our products to our customers. It is our policy to include freight expense in this category as selling expense. Selling, general and administrative expenses, exclusive of freight, increased approximately $3.2 million, or 80.0%, from approximately $4.0 million for the second quarter of fiscal 1999 to approximately $7.2 million for the second quarter of fiscal 2000. Selling, general and administrative expenses, excluding freight, were 6.6% of net sales for the second quarter of fiscal 1999, as compared to 5.9% for the second quarter of fiscal 2000. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight, between the second quarter of fiscal 1999 and the second quarter of fiscal 2000. Freight expense increased approximately $2.7 million, or 90.0%, from approximately $3.0 million in the second quarter of fiscal 1999 to approximately $5.7 million for the second quarter of fiscal 2000. This increase was a result of our increase in shipments of finished tissue products, uncoated freesheet and woodpulp during this period.

     Operating Income. Operating income increased approximately $4.0 million, or 57.1%, from approximately $7.0 million for the second quarter of fiscal 1999 to approximately $11.0 million for the second quarter of fiscal 2000. Operating income, as a percentage of net sales, was 9.1% for the second quarter of fiscal 2000, as compared to 11.6% for the second quarter of fiscal 1999. This decrease was due to the reasons stated above.

     Interest Expense. Interest expense increased approximately $3.6 million, or 97.3%, from approximately $3.7 million in the second quarter of fiscal 1999 to approximately $7.3 million for the second quarter of fiscal 2000. This increase reflects higher debt levels during the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization. EBITDA increased approximately $6.8 million, or 69.4%, from approximately $9.8 million for the second quarter of fiscal 1999 to approximately $16.6 million for the second quarter of fiscal 2000. This increase in EBITDA was due primarily to the realization of synergies resulting from the integration of the Berlin-Gorham Mills into our company, favorable pricing conditions in our finished tissue products business and price increases in uncoated freesheet, woodpulp and jumbo rolls of tissue. Information regarding EBITDA is presented because management believes that some investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles, or as an indicator of an issuer's operating performance. In addition, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of these measures may vary.


     Six Months Ended March 31, 2000 (the "first half of fiscal 2000") Compared To The Six Months Ended March 31, 1999 (the "first half of fiscal 1999").

     Revenues. Revenues increased approximately $110.7 million, or 91.7%, from approximately $120.7 million for the first half of fiscal 1999 to approximately $231.4 million for the first half of fiscal 2000.

     Net sales of tissue products increased approximately $4.0 million, or 3.4%, from approximately $119.2 million for the first half of fiscal 1999 to approximately $123.2 million for the first half of fiscal 2000. This increase was primarily due to increased sales of finished tissue products and higher average net sales prices per case of sales and increased sales of jumbo rolls of tissue during the first half of fiscal 2000, as compared to the first half of fiscal 1999.

     Net sales of uncoated freesheet paper products were approximately $69.5 million for the first half of fiscal 2000. Net sales of woodpulp were approximately $31.3 million for the same period. We have no comparable sales figures for the first half of fiscal 1999, as these products are produced by our subsidiary, Pulp & Paper of America, at the Berlin-Gorham Mills, the assets of which we acquired on July 9, 1999. However, for comparison purposes only, the sales of uncoated freesheet and woodpulp for the first half of fiscal 1999 for the Berlin-Gorham Mills, as a business unit of Crown Paper Co., were approximately $61.7 million and approximately $22.1 million, respectively.

     Net sales of converting equipment increased approximately $6.0 million, or 667% from approximately $0.9 million for the first half of fiscal 1999 to approximately $6.9 million for the first half of fiscal 2000.

     Gross Profit. Gross profit increased approximately $26.4 million, or 101.5%, from approximately $26.0 million for the first half of fiscal 1999 to approximately $52.4 million for the first half of fiscal 2000. Gross profit, as a percentage of net sales, increased from 21.6% for the first half of fiscal 1999 to 22.7% for the first half of fiscal 2000. This increase in gross profit, as a percentage of net sales, was a result of higher sales levels, the realization of synergies resulting from the integration of the Berlin-Gorham Mills into our company, which was partially offset by increased recycled fiber and energy costs.

     Selling, General and Administrative Expenses. A significant portion of our selling expenses are freight expenses incurred in shipping our products to our customers. It is our policy to include freight expense in this category as selling expense. Selling, general and administrative expenses, exclusive of freight, increased approximately $6.4 million, or 77.1%, from approximately $8.3 million for the first half of fiscal 1999 to approximately $14.7 million for the first half of fiscal 2000. Selling, general and administrative expenses, excluding freight, were 6.9% of net sales for the first half of fiscal 1999, as compared to 6.4% for the first half of fiscal 2000. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight, between the first half of fiscal 1999 and the first half of fiscal 2000. Freight expense increased approximately $4.6 million, or 73.0%, from approximately $6.3 million in the first half of fiscal 1999 to approximately $10.9 million for the first half of fiscal 2000. This increase was a result of our increase in shipments of finished tissue products, uncoated freesheet and woodpulp during this period.

     Operating Income. Operating income increased approximately $15.4 million, or 135.1%, from approximately $11.4 million for the first half of fiscal 1999 to approximately $26.8 million for the first half of fiscal 2000. Operating income, as a percentage of net sales, was 11.6% for the first half of fiscal 2000, as compared to 9.4% for the first half of fiscal 1999. This increase was due to the reasons stated above.

     Interest Expense. Interest expense increased approximately $7.2 million, or 102.9%, from approximately $7.0 million in the first half of fiscal 1999 to approximately $14.2 million for the first half of fiscal 2000. This increase reflects higher debt levels during the first half of fiscal 2000, as compared to the first half of fiscal 1999.

     EBITDA. EBITDA is defined as operating income plus depreciation and amortization. EBITDA increased approximately $20.3 million, or 118.0%, from approximately $17.2 million for the first half of fiscal 1999 to approximately $37.5 million for the first half of fiscal 2000. This increase in EBITDA was due primarily to higher sales levels, the realization of synergies resulting from the integration of the Berlin-Gorham Mills into our company, favorable pricing conditions in our finished tissue products business and price increases in uncoated freesheet, woodpulp and jumbo rolls of tissue. Information regarding EBITDA is presented because management believes that some investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles, or as an indicator of an issuer's operating performance. In addition, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of these measures may vary.

Liquidity and Capital Resources

     Net cash used in operations in the first half of fiscal 2000 was approximately $9.4 million, as compared to net cash provided by operations in the first half of fiscal 1999 of approximately $0.9 million. There was a substantial increase in net income for the first half of fiscal 2000, as compared to the first half of fiscal 1999, which was partially offset by increases in inventories during the first half of fiscal 2000, as compared to the first half of fiscal 1999, due to the purchase of the Berlin-Gorham Mills and increases in sales levels during fiscal 2000. Cash used for capital expenditures in the first half of fiscal 2000 was approximately $21.4 million, as compared to approximately $11.0 million for the first half of fiscal 1999. All of the above necessitated the need for borrowings of approximately $32.0 million on the revolving credit facility in the first half of fiscal 2000.

     At March 31, 2000, our total consolidated debt was approximately $268.2 million as compared to $233.1 million at September 30, 1999.

     We believe, based on current levels of operations, anticipated internal growth, price increases, anticipated capital expenditures, and cash flow from operations, together with other available sources of funds, including the availability of borrowings under our revolving credit facility, that liquidity will be adequate for the foreseeable future to make required payments of interest on indebtedness, to fund anticipated capital expenditures, and for working capital requirements. The ability to meet debt service obligations and reduce total debt will be dependent, however, upon our future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. A portion of the debt bears interest at floating rates and the current effective interest rate on this debt is approximately 8.5%. Therefore, our financial condition is, and will continue to be, affected by changes in prevailing interest rates.

Inflation and Cyclicality

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations.

     The markets for tissue and uncoated freesheet paper products are characterized by periods of supply and demand imbalance, with supply being added in large blocks and demand fluctuating with changes in industry capacity, economic conditions, including, in the case of our uncoated freesheet paper products, the overall level of domestic economic activity, and competitive conditions, including, in the case of our uncoated freesheet paper products, intensified competition from overseas producers responding to favorable exchange rate fluctuations and/or unfavorable overseas market conditions. All of such conditions are beyond our control.

Seasonality

     Historically, our net sales have been somewhat stronger during our third and fourth fiscal quarters, due to increased seasonal usage by consumers in the at-home business and inventory and usage patterns in the away-from-home finished tissue products business.

Forward Looking Statements

     Except for historical information and discussions contained in this Form 10Q, statements contained in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied in such forward looking statements. The words "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, which include changes in U.S. interest rates and commodity prices. During fiscal year 1999, we restructured our debt, through a private sale of our senior secured notes, so that it is predominantly fixed-rate. Our revolving credit facility permits us to elect to pay interest on borrowings at a spread above the LIBOR rate or at the bank's prime lending rate. A significant rise in either of these rates could adversely affect our results of operations, depending upon the level of borrowings under our revolving credit facility at the time of any rate changes. We do not currently utilize derivative financial instruments to hedge against changes in interest rates or commodity prices. Additionally, substantially all of our transactions are denominated in U.S. dollars.


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     From time to time, we are subject to a number of legal proceedings and other claims arising in the ordinary course of our business which we do not believe will have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 5.  OTHER INFORMATION

     On March 6, 2000, we completed an exchange offer whereby $165.0 million of our Series B Senior Secured Notes were exchanged for the same amount of Series A Senior Secured Notes pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on February 7, 2000.

     On April 11, 2000, Standard & Poor's raised its ratings on American Tissue Inc.'s bank loan, corporate credit and Series B Senior Secured Notes from B to B+.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits 27 -  Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERICAN TISSUE INC.
                                                 (registrant)


May 9, 2000                                   By /s/ Edward I. Stein
                                                 -------------------------------
                                                 Edward I. Stein
                                                 (On behalf of Registrant and as
                                                 Chief Accounting Officer)