Form 10-K
period 2000-09-30
AMERICAN TISSUE INC
filed 2000-12-29
CIK 1095827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549
                                 ---------------



                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                          Commission File No. 333-88017

                              AMERICAN TISSUE INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                         22-3601876
(State of incorporation)                    (I.R.S. Employer Identification No.)

135 Engineers Road, Hauppauge, New York                   11788
(Address of principal executive office)                 (zip code)

Registrant's telephone number, including area code:  (631) 435-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

                                     PART I

Item 1. BUSINESS

General

     We are an integrated manufacturer of tissue and uncoated freesheet paper products, with a comprehensive product line that includes finished tissue products, jumbo tissue rolls used in the manufacture of finished tissue products, and uncoated freesheet paper products primarily for printing, publishing and writing applications. Since our inception in 1981, we have grown primarily through the opportunistic acquisition and integration of under-performing paper mills and converting assets. During fiscal 2000, we operated a pulp mill; seven paper mills, including six tissue mills; nine converting facilities; two printing/packaging facilities, and 12 distribution centers, including a tissue mill, converting facility and distribution facility located in Memphis, Tennessee which is being operated by one of our subsidiaries pursuant to an agreement with one of our affiliates which owns these facilities. See Item 13, Certain Relationships and Related Transactions.

     Our paper mills manufacture jumbo rolls of tissue and rolls of uncoated freesheet paper for internal use and for sale to other manufacturers of finished paper products. Our converting facilities transform jumbo tissue rolls into a wide range of finished tissue products, such as bath tissue, paper towels, napkins and facial tissue, and rolls of uncoated freesheet papers into cut sizes of printing, publishing and writing papers. We sell finished tissue and uncoated freesheet paper products in the commercial, "away-from-home," market and finished tissue products in the consumer, "at-home," market. In addition to our paper products, we use our internal engineering expertise to recondition and sell used tissue converting equipment. With our acquisition in fiscal 1999 of a pulp mill and paper mill complex located in Berlin and Gorham, New Hampshire, which we refer to as the Berlin-Gorham Mills, we became effectively 100% vertically integrated with respect to virgin woodpulp, increased our capacity to manufacture jumbo rolls of toweling and extended our product offering in the away-from-home market with uncoated freesheet paper products.

     Our finished paper products are sold throughout the United States and in several regions of Canada and Mexico. We sell premium, specialty and commodity grades of jumbo rolls to both domestic and international markets. We also sell virgin woodpulp not required for our manufacturing needs as market pulp. Our total net sales have increased every year since our inception.

     We believe that our flexible efficient manufacturing capabilities enable us to offer a wider range of products than most of our North American competitors. We seek to take advantage of the opportunities created by:

     o the ability of our senior management to acquire under-performing manufacturing assets at a substantial discount to replacement costs, by significantly increasing the capacity and improving the operating efficiency of such assets through strict cost reduction programs and selective capital expenditures; and

     o the continuing trend of competitor consolidation, by seeking to become the alternative supplier of choice to customers concerned with the increasing concentration of suppliers through our offering of products in specific value or economy product categories, where the consolidated suppliers have chosen to discontinue or de-emphasize these product categories.

     We have implemented a business strategy that builds on our unique strengths and expertise, which differentiates us, we believe, from other paper producers. Our objectives are to become a leading supplier of tissue and uncoated freesheet paper products and to maximize profitability through strategic acquisitions, expansion of our products lines and customer base and implementation of manufacturing efficiencies and cost reduction strategies.

Recent Developments

     Crown Paper Co., a subsidiary of Crown Vantage Inc., under agreements with us expiring in July 2002:

     o acted as our exclusive sales representative for specified grades of uncoated free paper, on a commission basis;

     o had the right to place orders with us for up to 20,000 tons of specified publishing grades of uncoated freesheet paper, and, upon our acceptance of these orders, we then became obligated to manufacture and sell to Crown Paper the paper covered by these orders at agreed-upon prices less a discount; and

     o was obligated to annually purchase from us 40,000 tons of virgin woodpulp at contractually determined prices, less specified discounts.

     On March 15, 2000, Crown Paper and its parent commenced cases seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Crown Paper has formally rejected the pulp purchase agreement in its bankruptcy proceeding. In addition, Crown Paper is not performing its obligations under its sales representation and uncoated freesheet purchase agreements with us.

     Although we believed that we would be substantially dependent on Crown Paper to market and distribute printing and publishing grades of uncoated freesheet papers during the three year term of these agreements, while we developed our own marketing and distribution organization for these products, we are currently marketing and distributing these products through our own sales force and through independent merchant distributors at commission rates and discounts that are more favorable to us then those provided in our agreements with Crown Paper. In addition, we are selling the virgin woodpulp which Crown Paper would have purchased from us to independent merchant distributors, who are reselling such market pulp in domestic and international markets, at prices which are more favorable to us than those provided in our pulp purchase agreement with Crown Paper.

     Crown Paper is obligated under an asset purchase agreement with us to indemnify us against breach of its representations and warranties in this agreement, including its representations as to environmental matters. In addition, Crown Paper, under an agreement with us dated July 9, 1999, agreed to manage, and to pay the entire cost of implementing, a plan of remediation to encapsulate and seal off an area in the northern portion of our Berlin pulp mill property identified as containing contaminants generated by a former chemical plant that had been located on this site.

     In October 2000, we received a letter from the New Hampshire Department of Environmental Services informing us that the Department had been advised by Crown Paper that it did not intend to proceed with its remediation of the site and that, therefore, the Department was looking to us to perform the necessary cleanup and restoration of the site and the surrounding environment under a strict liability provision of the New Hampshire environmental statutes. The letter informed us that, based on the Department's inspection of the site, and despite Crown Paper's attempted remediation of the site, continued soil and groundwater contamination existed at the site and that two potential routes of exposure to the contaminants, i.e., discharge of vapors into the atmosphere and seepage from fissures in bedrock in a river that flows by the site, should be investigated by us. The Department requested that we conduct a site investigation to assess the extent of soil and groundwater contamination, including samplings of riverbed sediments and air samplings to evaluate the risks of atmospheric and sedimentary contamination. The letter also required us to conduct an immediate cleanup of contaminants detected on the river bank closest to the site and to apply for a groundwater management permit. We responded to the Department's letter in November 2000, stating we required time to obtain and evaluate existing site data since Crown Paper had been managing remediation at the site pursuant to our agreement with it, that the cleanup requested would be immediately conducted and the results thereof reported to the Department and setting forth a preliminary scope of work for the investigation.

     Our environmental consultants currently estimate the costs of investigation, contaminant removal and remediation to be a maximum of $4.5 million. However, if our investigation reveals both air and river bed contamination, the costs of remediation could be significantly higher.

     We have filed a claim in the Crown Paper bankruptcy proceeding seeking indemnification for various environmental claims and damages for breach of their agreement to remediate the Berlin pulp mill site. However, in light of Crown Paper's financial condition and the amount of the secured claims in the case, it is unlikely that we will receive any distribution from Crown Paper in respect of our claim. Although we may have recourse to prior owners of this site, we cannot assure that we will not have to bear the full burden of any environmental liabilities which we would otherwise expect to recover from Crown Paper. Accordingly, if we are determined to be strictly liable for the costs of remediating this site without recourse to others, depending on the ultimate costs of remediation, our financial condition and result of operations could be materially and adversely impacted. See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Results.

Products, Marketing and Customers

     The following table sets forth our net sales by market for the periods shown (dollars in millions):

                                                                       Fiscal Years Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                          1998                        1999                          2000
                                                 ---------------------         ---------------------         -------------------
Away-from-home products ..................       $ 89.2           41.5%        $100.7           35.4%        $124.4         25.2%
At-home products .........................         71.9           33.4           71.5           25.2           90.8         18.4
                                                 ------         ------         ------         ------         ------       ------
    Total finished products ..............        161.1           74.9          172.2           60.6          215.2         43.6
Jumbo tissue rolls .......................         47.2           21.9           68.5           24.1           70.5         14.3
Uncoated freesheet products ..............           --             --           28.2            9.9          137.7         27.9
Pulp .....................................           --             --           12.5            4.4           61.3         12.4
Converting equipment .....................          5.7            2.6            1.8            0.6            7.9          1.6
                                                 ------         ------         ------         ------         ------       ------
     Total Net Sales .....................        214.0           99.4          283.2           99.6          492.6         99.8
Rental Income ............................          1.2            0.6            1.1            0.4            1.0          0.2
                                                 ------         ------         ------         ------         ------       ------
Revenues .................................       $215.2          100.0%        $284.3          100.0%        $493.6        100.0%
                                                 ======         ======         ======         ======         ======       ======

     Tissue Products

Away-From-Home Finished Tissue Products

     Away-from-home finished tissue products accounted for approximately 25.2% of fiscal 2000 net sales. We manufacture and market a broad line of finished tissue products for the estimated $4.4 billion U.S. away-from-home market. We sell our away-from-home products principally to paper, foodservice and janitorial supply distributors, who resell these products to hotels, restaurants, offices, factories, hospitals, schools and government facilities.

     Our 20 regionally-based and five area-assigned away-from-home sales managers are responsible for coordinating our sales efforts to these distributors. Additionally, we seek to create demand for our away-from-home products from distributors of these products by marketing directly to their customers. We are not subject to any non-compete covenants or agreements with distributors that would prevent these marketing efforts. We also sell our away-from-home products directly to national accounts.

     We believe the continuing trend of competitor consolidation continues to create market opportunities for us. For example, the combinations of Kimberly-Clark with Scott Paper, James River with Fort Howard, to form Fort James, and, most recently, of Fort James with Georgia-Pacific, have significantly increased the concentration of suppliers. We believe this trend is a concern of many customers. In addition, certain niche areas have been created by our competitors' consolidations, where they have chosen to withdraw or de-emphasize specific value or economy product categories.

     We believe we are the only tissue supplier in North America to offer premium, value and economy grades in each category for combined shipment in a truckload order. Since we entered the away-from-home finished tissue market in 1992, we have built our away-from-home product line to include 141 product categories and 270 stock-keeping units (SKUs), ranging from economy and value grades to premium grades. This has enabled us to provide our customers with what we believe to be the broadest product offering in the industry, an increasingly critical selling point with customers who are seeking "one-stop shopping." Our away-from-home finished tissue products include folded and roll towels, bulk and dispenser napkins and bath and facial tissues. While we have historically concentrated on value-priced and economy products in this market, we have introduced our Manhattan(TM) line of premium quality away-from-home products to take advantage of the growing demand for premium away-from-home products. During fiscal 2000, approximately 87.0% of our away-from-home products were sold under our brand names, with private label products, under distributor label, and products manufactured for particular national accounts, under corporate label, constituting the remainder.

At-Home Finished Tissue Products

     At-home-finished tissue products accounted for approximately 18.4% of fiscal 2000 net sales. We manufacture and market a broad line of finished tissue products for the estimated $7.0 billion U.S. at-home finished tissue market. Our at-home products are sold through a network of more than 60 independent brokers and agents that sell throughout the United States and in certain regions of Canada and Mexico. Our four regional sales managers are responsible for coordinating the sales efforts of these independent brokers and agents. These sales managers focus on maintaining close relationships with independent food brokers and retailers in their territories by emphasizing our traditional strengths: value; competitive pricing; enhanced margins for retailers; and the flexibility to manufacture short runs of products at prices attractive to retailers and margins acceptable to us.

     In particular, we target the estimated $4.0 billion private label segment of the at-home market, for which we manufacture products that range from economy to premium quality grades. As a private label manufacturer, we generally seek to avoid direct competition with larger branded consumer product companies, such as Procter & Gamble and Kimberly-Clark. During fiscal 2000, approximately 92.0% of our at-home products were manufactured for specific retailers for sale under private labels, with the remainder manufactured for sale under our own brand names.

     Our core at-home products include a broad line of bath tissue, paper towels, napkins and facial tissue. Over the past several years, the at-home market has expanded from economy products to an assortment of quality grades, and we have responded by expanding the range and variety of printing, coloring and embossing applied to our at-home products. We produce our branded at-home tissue products principally under our Magnolia(TM), Sterling(TM), Magic Soft(TM) and Elan(TM) brand names. We sell our brand name products principally to smaller retailers that do not have their own private label brands, as well as large retailers that wish to offer tissue across a wide price continuum.

     We focus our marketing efforts for at-home products on trade promotion and incentive programs targeted to major food store chains, mass merchandisers and drug retailers. Consistent with our focus on the private label and branded value segments of the at-home market, our use of advertising and promotion focused on end-users is minimal. We currently estimate private label penetration to be only approximately 21.6% of the at-home market and industry sources estimate that the growth of this segment was approximately 4.0% in fiscal 2000, as retailers continue to extend their lines of tissue products from economy and value grades to premium grades. We believe that this trend will continue. Our customers include grocery stores and supermarkets, mass merchandisers, drug stores, buying "co-ops" and wholesale distributors.

Jumbo Tissue Rolls

     Jumbo tissue rolls accounted for approximately 14.3% of fiscal 2000 net sales. In addition to supplying our internal manufacturing needs, we manufacture and sell standard and specialty grades of jumbo tissue rolls directly to manufacturers of finished tissue products, such as Kimberly-Clark and Wasaw Mosinee. The jumbo tissue rolls we sell are generally used by our domestic customers to manufacture non-competing finished tissue products, such as branded at-home and niche tissue products, including disposable diapers, feminine sanitary napkins and disposable medical products. Our strategy is to emphasize stable customer relationships to sustain a long-term market for our specialty jumbo tissue rolls, which often sell at a higher price per ton than our finished tissue products.

     Uncoated Freesheet Paper Products

     Uncoated freesheet paper products accounted for approximately 27.9% of fiscal 2000 net sales. We manufacture and market various grades of uncoated freesheet papers in rolls for printing, publishing and writing applications through our uncoated freesheet sales group. These papers range from 15 to 150 pounds of basis weight and are available in different colors, characteristics and mixtures of pulp and additives. We also manufacture freesheet reprographic papers, such as computer printer, copier and fax papers for the small office/home office market, under our brand names, the brand names of our affiliates or the brand names of away-from-home private label customers. We also manufacture freesheet specialty paper for converting into disposable food service papers, such as paper plates and bags. Our uncoated freesheet paper products are manufactured at the Berlin-Gorham Mills. Printing and publishing grades are sold in rolls to merchants and printers of corporate communications (such as annual reports) and publications (such as books). Freesheets reprographic papers are distributed to our customers in the at-home and away-from-home tissue markets.

     Market Pulp

     Market pulp accounted for approximately 12.4% of fiscal 2000 net sales. In fiscal 2000, our kraft pulp mill in Berlin, New Hampshire supplied approximately 83.0% of our internal requirements and dried and sold approximately 121,000 tons of hardwoodpulp as market pulp, including approximately 26,000 tons to Crown Paper Co. Purchasers of our market pulp are primarily non-integrated paper mills located in the Northeastern U.S. and Canada. Opportunistic purchasers include Asian and European paper mills that purchase market pulp through U.S. paper brokers or agents, where we have limited credit risk.

     Tissue Converting Equipment

     Tissue converting equipment accounted for approximately 1.6% of fiscal 2000 net sales. We have a machine shop in Hauppauge, New York dedicated to refurbishing and reconditioning tissue converting equipment that we either use internally or sell to other manufacturers of finished tissue products.

Pricing Trends

     We believe favorable tissue industry pricing conditions exist, particularly in the jumbo tissue roll market. All our tissue mills, except our St. Helens, Oregon facility, are operating at full capacity. Jumbo tissue roll and finished tissue price increases instituted by us and our principal competitors in fiscal 2000 indicate a tightness of supply will continue to support increased prices.

     Uncoated freesheet pricing recovered during fiscal year 2000, as compared to fiscal year 1999. Beginning in September 2000, particular sectors of the uncoated freesheet market attempted to implement further price increases, which price increases have not been realized. As a result of targeted marketing efforts, we have attained some price recovery by improving the product mix away from the lowest price grades of uncoated freesheet papers.

     With respect to market pulp prices, price recovery continued throughout fiscal 2000 until the middle of September. A period of flat to spot discount pricing continued as the calendar year came to a close and inventory levels trended higher than expected.

Manufacturing

     Manufacturing of Jumbo Tissue Rolls and Rolls of Uncoated Freesheet Papers. The manufacturing process begins with woodpulp, recycled paper and waste paper. These raw materials (other than virgin slush woodpulp) typically are pulped in large blenders or pulpers and moved via networks of pipes and pumps to a paper machine where sheets of paper are formed according to customer or grade specifications. The paper is then drawn through the machine, being formed on wires as it travels through various press rolls. Once the sheets are formed, they are transferred to a dryer section of the machine that dries the paper. Following the drying process, the paper is removed from the drying cylinders and wound into rolls. Jumbo tissue rolls and rolls of uncoated freesheet paper are either used internally for our converting operations or sold to third-party purchasers.

     Converting. Converting involves loading rolls of paper onto converting machines. In the case of finished tissue products, the machines perforate, emboss and print tissue, as needed, and then roll or fold the processed paper into finished paper products such as bath tissue, napkins or paper towels. In the case of uncoated freesheet products, converting consists primarily of cutting rolls of paper into appropriate sizes, such as 8.5" by 11" copy paper.

Packaging. We carton or wrap and then pack our finished tissue products and cut size freesheet reprographic papers into cases. Consistent with our emphasis on vertical integration, we also manufacture our own corrugated boxes, folding cartons, printed poly wrap and printed paper wrap for finished tissue products. Our packaging capabilities complement our flexible manufacturing strength by enabling us to offer our tissue products in a wider range of package configurations, an especially important consideration in the at-home market, and to respond quickly and efficiently to our customer needs.

Quality Control. Our paper mills and converting facilities are subject to rigorous quality control standards. We require our production facilities to adhere to strict technical specification guidelines. For example, we require that the tissue and freesheet paper that we produce meet standards, such as basis weight, tensile strength, absorbency and brightness. Our six tissue mills use the Measurex Open Network System, a process control system which helps provide consistent quality and compatibility with existing systems. Our converting facilities use an acceptance grading system/statistical process control, which requires that plant managers and floor supervisors be responsible for our product specifications. All quality control processes are monitored on a daily basis and the results are forwarded for plotting and graphing to our centralized quality assurance department.


Raw Materials and Suppliers

     The principal raw materials for our jumbo tissue roll manufacturing operations are wood-pulp, recycled paper pulp and waste paper. The principal raw materials for our tissue converting operations are standard and specialty grade jumbo rolls, which we supply from internal production. The principal raw material for our uncoated freesheet paper products is virgin slush woodpulp, which we produce internally.

     Under our agreement with Boise Cascade, they are required to make available to us, and we are required to purchase, specific minimum quantities of virgin slush woodpulp, which quantities are currently sufficient to satisfy our jumbo tissue roll manufacturing requirements at our St. Helens, Oregon facility. Pricing for this pulp is calculated by a formula referencing market prices.

     Most of our purchased raw materials are readily available at competitive prices. When raw material prices increase, our profitability is dependent on the timing and degree to which we are able to pass price increases through to our customers. The impact of raw materials price changes on our financial performance is contingent on a number of factors, including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lag time that generally accompanies the implementation of selling price changes following increases in raw materials prices.

Environmental Matters

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources-Environmental Matters, for a discussion of environmental compliance and related capital expenditures.

Employees

     As of September 30, 2000, we employed 2,692 persons, consisting of 2,269 hourly and 423 salaried employees. We have collective bargaining agreements with the Paper, Allied-Industrial, Chemical and Energy Workers Union, known as PACE, covering approximately 998 of our hourly employees located at our mills in Neenah, Wisconsin, Berlin and Gorham, New Hampshire and the mill we operate in Memphis, Tennessee. Our agreement with PACE covering hourly employees at our Neenah, Wisconsin mill expires on May 31, 2004. We assumed the obligations of Crown Paper under its collective bargaining agreements with PACE pertaining to hourly production employees and the Office and Professional Employees International Union pertaining to administrative personnel at the Berlin-Gorham Mills. These agreements expire, respectively, in June and July 2002. With respect to the facility we operate in Memphis, Tennessee, we have entered into a collective bargaining agreement with PACE pertaining to hourly production employees that expires in October 2010.

     Our St. Helens, Oregon facility is operated for us by employees of Boise Cascade, on a cost-sharing basis. The Boise Cascade employees are represented by the Association of Western Pulp and Paper Workers. Boise Cascade's collective bargaining agreement expires on March 14, 2004, and thereafter is subject to automatic yearly renewals, unless either party notifies the other to the contrary.

Competition

     The tissue industry is highly competitive. We believe that competition is based principally on product quality, price and customer service. Our competitors include a number of large diversified paper and consumer products companies, such as Kimberly-Clark, Georgia-Pacific and Proctor & Gamble, as well as smaller low-cost regional producers that seek to displace our products primarily through price competition. We compete primarily on the basis of price, although product quality and performance, product development effectiveness, service and sales and distribution support are often determining factors in the choice of a supplier. Aggressive competitive pricing actions, which may become more intense due to changing industry conditions, could reduce revenues and adversely affect our operating results or financial condition. Many of our competitors are larger and more strongly capitalized than we are, which may enable them to better withstand periods of declining prices and adverse operating conditions in the tissue industry. Due to the high bulk, low density of tissue products, their markets are generally regional or national, with limited imports and exports.

     In the uncoated freesheet paper market, we compete principally in North America, primarily with U.S. and Canadian paper producers. We also compete with overseas producers. Similar to the tissue market, we compete primarily on the basis of price, although quality and service are often the determining factors in the choice of a supplier. In addition, we compete with integrated and non-integrated producers of paper products. Fully-integrated manufacturers (i.e., those, such as us, whose requirements for pulp or other fiber are met fully from internal sources) may have competitive advantages in periods of relatively high prices for raw materials relative to those that are not fully-integrated, in that the former are able to ensure a steady source of these raw materials at costs that may be lower than prices in the prevailing market. By way of contrast, competitors which are less integrated than we are may have cost advantages in periods of relatively low pulp prices, in that they may be able to purchase pulp at prices lower than our production costs. Moreover, some of our competitors are lower-cost producers than we are and others have greater financial resources than we have. Our competitors include International Paper, Georgia-Pacific, Asia Pulp and Paper, Domtar and Williamette Industries. In addition, many end-users of printing and publishing papers have, in recent years, responded to changing economic conditions and paper prices by substituting less expensive paper grades for use in their products, and this tendency may benefit some of our competitors that produce lower priced paper products.

     We cannot assure you that we will be able to successfully compete in the tissue or uncoated freesheet papers industry or that increased competition will not have a material adverse effect on our business, financial condition and results of operations.

Item 2. PROPERTIES

     We currently operate seven paper mills, including six tissue mills and our Gorham, New Hampshire mill which manufactures uncoated freesheet paper products. Of these mills, two are in New Hampshire, two are in New York, one is in Oregon, one is in Tennessee and one is in Wisconsin. We also own and operate a tissue machine at our Gorham, New Hampshire mill.

     We operate eight tissue converting facilities and one paper bag and plate converting facility. Of these converting facilities, one is in California, one is in Mexico, five are in New York, and one is in Tennessee and one is in Wisconsin. We also operate two packaging/printing facilities in New York.

     We operate a kraft pulp mill in Berlin, New Hampshire which supplies virgin slush woodpulp pulp to our Gorham, New Hampshire paper mill.

     We also have 12 distribution facilities. Of these distribution facilities, one is in California, one is in Mexico, one is in New Jersey, seven are in New York, one is in Tennessee and one is in Wisconsin.

     Some of the mills and facilities discussed above are located on the same sites.

     The following table summarizes the location, the approximate fiscal 2000 volumes and pertinent production characteristics of each facility. Our senior secured notes and revolving credit facility are collateralized by substantially all of our assets, including the facilities listed below.

         Tissue Mills                            Products                         Annual Production Capacity(1)
- -----------------------------                -------------------------         ----------------------------------
Winchester, New Hampshire                    100% recycled and
                                             100% virgin tissue                         24,000 tons
Greenwich, New York                          100% recycled and
                                             100% virgin tissue                         24,000
Mechanicville, New York                      100% recycled and
                                             100% virgin tissue                         50,000
St. Helens, Oregon(2)                         20% recycled and
                                             100% virgin tissue                         60,000
Neenah, Wisconsin                            100% recycled and
                                             100% virgin tissue                         72,000
Gorham, New Hampshire                        100% recycled and
                                             100% virgin tissue                         40,000
Memphis, Tennessee (3)                       100% recycled and
                                             100% virgin tissue                        120,000
                                                                                    ----------
      Total Tonnage                                                                    390,000 tons
                                                                                    ==========

   Uncoated Freesheet Mill
- -----------------------------
Gorham, New Hampshire                        Uncoated freesheet papers                 179,000 tons
                                                                                    ==========
          Pulp Mill
- -----------------------------
Berlin, New Hampshire                        virgin woodpulp                           350,000 tons
                                                                                    ==========
     Converting Facilities
- -----------------------------
Calexico, California                         converted tissue products               3,000,000 cases
Mexicali, Mexico                             converted tissue products               2,000,000
Coram, New York                              converted tissue products               3,000,000
Hauppauge, New York(4)                       converted tissue and
                                                plastic products                     5,000,000
Waterford, New York(5)                       converted tissue products               6,000,000
Neenah, Wisconsin                            converted tissue products               4,500,000
Memphis, Tennessee (3)                       converted tissue products               6,000,000
                                                                                    ----------
    Total Cases                                                                     29,000,000 cases
                                                                                    ==========
Huntington, New York                         converted disposable food
                                                service papers                           7,200 tons
                                                                                    ==========

- ----------
(1)  All annual capacity amounts are approximate.
(2) We have leased a portion of Boise Cascade's St. Helens, Oregon facility from Boise Cascade pursuant to a lease expiring in December 31, 2022 in connection with the operation of a tissue machine which we purchased from Boise Cascade. Boise Cascade operates such tissue machine for us on a cost-sharing basis and, pursuant to its agreement with us, retains an option to repurchase the machine under specified certain circumstances.
(3) Operated by one of our subsidiaries for one of our affiliates which owns this facility.
(4) We operate two converting facilities in Hauppauge, New York, one of which is leased.
(5) This distribution center is held in the form of a leasehold estate granted by the Town of Waterford Industrial Development Agency, and, upon the expiration of the related lease, January 1, 2009, will be reacquired in fee by us for nominal consideration.

Item 3. LEGAL PROCEEDINGS

     From time to time, we are subject to a number of legal proceedings and other claims arising in the ordinary course of our business which we do not believe will have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

Item 6. SELECTED FINANCIAL DATA

                                                                           Fiscal Year Ended September 30,
                                                                      ---------------------------------------------
                                                       1996             1997              1998              1999           2000
                                                    ---------         ---------         ---------         ---------      ---------
                                                                            (dollars in thousands)
Statement of Operations Data:
Revenues ...................................        $ 153,224         $ 198,385         $ 215,203         $ 284,340      $ 493,636
Cost of sales ..............................          122,273           152,286            72,617           213,465        380,388
                                                    ---------         ---------         ---------         ---------      ---------
Gross profit ...............................           30,951            46,098            42,586            70,875        113,298
Selling, general and
administrative expenses ....................           17,181            26,953            29,388            34,934         57,497
                                                    ---------         ---------         ---------         ---------      ---------
Operating income ...........................           13,770            19,145            13,198            35,941         55,801
Interest expense and
other income, net ..........................              588            12,272            14,672            17,058         31,318
                                                    ---------         ---------         ---------         ---------      ---------
Net income (loss) before
extraordinary items ........................           13,182             6,873            (1,474)           18,883         24,483
                                                    ---------         ---------         ---------         ---------      ---------
Extraordinary items ........................               --                --                --             4,164             --
                                                    ---------         ---------         ---------         ---------      ---------
Net income (loss) ..........................        $ (13,182)        $   6,873         $  (1,474)        $  14,719      $  24,483
                                                    =========         =========         =========         =========      =========

Balance Sheet Data:
Cash and cash equivalents ..................        $     152         $     870         $   1,480         $   1,480      $     956
Working capital (deficiency) ...............          (18,413)          (20,892)          (48,748)           45,906         24,335
Total assets ...............................          199,201           230,517          (270,819)          406,331        546,658
Total debt .................................          123,376           143,690           176,394           233,069        327,055
Stockholder's equity .......................           26,984            33,858            33,644            98,222        122,705

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following should be read in conjunction with Item 6, Selected Financial Data and our consolidated financial statements and the related notes included elsewhere in this report.

Overview

     We are an integrated manufacturer of tissue and uncoated freesheet paper products, with a comprehensive product line that includes, finished tissue products, such as towels, napkins and bath tissue, jumbo tissue rolls used in the manufacture of finished tissue products and uncoated freesheet paper products primarily for printing and publishing applications. We entered the uncoated freesheet paper business through our acquisition of the Berlin-Gorham Mills in July 1999. Our finished products are sold in the away-from-home and at-home markets, and our jumbo tissue rolls are sold to other manufacturers of finished tissue products. A substantial portion of our net sales are derived from the manufacture and sale of finished tissue products, jumbo tissue rolls, uncoated freesheet paper and virgin woodpulp. We also generate a small portion of our net sales from the sale of converting equipment for the manufacture of finished tissue products.

     We operate on an integrated company basis to maximize jumbo tissue roll production at our lowest cost mills and to support and enhance our finished tissue and uncoated freesheet paper business.

     In each of our last three fiscal years, we have experienced growth in net sales of finished tissue products and jumbo tissue rolls. Shipments of premium and value grades of tissue products remained strong through fiscal 2000 due to our marketing efforts. Our at-home products experienced increased product penetration, because we offered our existing customers a broader mix of tissue products, including premium grades of bath and towel tissue. Our away-from-home sales have experienced strong growth resulting from the addition to our product line of products manufactured at our Neenah mill. The following is a summary of our revenues for the fiscal years indicated (dollars in millions):

                                                  Fiscal Years
                                                Ended September 30,
                                        -----------------------------------
                                          1998          1999          2000
                                        -------       -------       -------

Paper products                          $ 208.3       $ 281.4       $ 484.7
Equipment sales and other                   6.9           2.9           8.9
                                        -------       -------       -------
Total revenues                          $ 215.2       $ 284.3       $ 493.6
                                        =======       =======       =======

     We and our corporate subsidiaries have elected S corporation status under the Internal Revenue Code of 1986, as amended. Our limited liability company subsidiaries are treated as partnerships for U.S. federal income tax and most state income tax purposes. As a result, we and such subsidiaries are not subject to U.S. federal income taxes and income taxes in a number of states.

Results of Operations


     The following table sets forth certain data as a percentage of our revenues:

                                                         Fiscal Years
                                                      Ended September 30,
                                             ---------------------------------
                                              1998         1999          2000
                                             ------       ------        ------

Revenues .................................    100.0%       100.0%        100.0%
Cost of sales ............................     80.2        75.12          77.1
Gross profit .............................     19.8         24.9          22.9
Selling, general and
administrative expenses (1) ..............     13.7         12.3          11.6
Operating income .........................      6.1         12.6          11.3
Interest expense .........................      6.8          6.0           6.3
EBITDA (2) ...............................      8.4         17.4          14.8

- ----------

(1) It is our policy to include freight expense in this category as a selling expense.

(2) EBITDA is defined as operating income plus depreciation and amortization. Information regarding EBITDA is presented because management believes that some investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles or as an indicator of an issuer's operating performance. Furthermore, caution should be used in comparing EBITDA to similarly titled measures of other companies, as the definitions of these measures may vary.

Fiscal 2000 Compared to Fiscal 1999

     Revenues. Revenues are comprised of net sales of paper products (including tissue and uncoated freesheet products), pulp, equipment sales and rental income. Our revenues increased $209.3. million, or 73.6%, from $284.4 million in fiscal 1999 to $493.6 million in the fiscal 2000. Our first full year of operations of the Berlin-Gorham Mills accounted for $158.4 of the revenue increase.

     Net sales of finished tissue products increased $43.0 million, or 25.0%, from $172.2 million in fiscal 1999 to $215.2 million in fiscal 2000. This increase resulted from price increases we implemented in the away-from-home and at-home markets and increases in the number of cases sold in each market.

     Net sales of jumbo tissue rolls increased $2.0 million, or 2.9%, from $68.5 million in fiscal 1999 to $70.5 million in fiscal 2000. This increase resulted from an increase in our production and sale of premium grades of jumbo tissue rolls, offset by a reduction at our St. Helens, Oregon facility.

     Sales of uncoated freesheet paper products and woodpulp originate from the Berlin-Gorham Mills, which we acquired on July 9, 1999. Net sales of uncoated freesheet paper products were $137.7 million in fiscal 2000, our first full year of operations of the Berlin-Gorham Mills. By way of contrast, net sales of these products for the period July 9, 1999 through September 30, 1999 were $28.2 million. Net sales of uncoated freesheet paper products to or through Crown Paper Co., pursuant to our sales and marketing agreements with it, were $114.9 million for fiscal 2000 and $27.5 million for the period July 9, 1999 through September 30, 1999. Average net sales prices per ton were $813.00 and $862.00 per ton, respectively, in 1999 and 2000. This is reflective of both market conditions and our product mix.

     Net sales of woodpulp were $61.4 for fiscal 2000. By way of contrast, net sales of woodpulp for the period July 9, 1999 to September 30, 1999 were $12.5 million. Sales of woodpulp to Crown Paper Co., pursuant to our pulp purchasing agreement with it, were $14.0 million for fiscal 2000 and $3.3 million for the period July 9, 1999 to September 30, 2000. Average net sales prices per ton were $406.00 and $510.00, respectively, in 1999 and 2000 due to rebounds in market prices worldwide. See Item 1, Business - Recent Developments.

     Net sales of equipment increased $6.1 million, or 338.9% from $1.8 million in fiscal 1999 to $7.9 million in fiscal 2000. Equipment sales continue to be intermittent as a result of our recent entry into this business.

     Rental income decreased 0.1 million, or 9.1%, from $1.1 million in fiscal 1999 as compared to $1.0 million in fiscal 2000.

     Gross Profit. Our gross profit increased $42.4 million, or 59.8%, from $70.9 million in fiscal 1999 to $113.3 million in fiscal 2000. Gross profit, as a percentage of net sales, decreased from 24.9% in fiscal 1999 to 22.9% in fiscal 2000. This decrease in gross profit, as a percentage of net sales, resulted from higher energy and raw materials costs. Depreciation and amortization increased $2.0 million, or 14.7%, from $13.6 million in fiscal 1999 to $15.6 million in fiscal 2000.

     Selling, General and Administrative Expenses. It is our policy to include freight expense in this category as a selling expense. Freight expense increased $8.6 million, or 55.1%, from $15.6 million in fiscal 1999 to $24.2 million in fiscal 2000.This resulted from a 2.5% increase in the volume of finished tissue products shipped in fiscal 2000. Selling, general and administrative expenses, excluding freight, increased $13.9 million, or 71.6%, from $19.4 million in fiscal 1999 to $33.3 million in fiscal 2000. Selling, general and administrative expenses, excluding freight, were 6.7%, as a percentage of net sales, in both fiscal 1999 and fiscal 2000.

     Operating Income. Operating income increased $19.9 million, or 55.4%, from $35.9 million in fiscal 1999 to $55.8 million in the fiscal 2000. Operating income, as a percentage of net sales, was 11.3% for fiscal 2000, as compared to 12.6% for fiscal 1999. This decrease was due to the reasons stated above.

     Interest Expense. Interest expense increased $14.2 million, or 83.0%, from $17.1 million in fiscal 1999 to $31.3 million in fiscal 2000. This increase was due to acquisition financing, capital spending and higher working capital requirements.

Fiscal 1999 Compared to Fiscal 1998

     Revenues. Revenues are comprised of net sales of paper products, pulp, equipment sales and rental income. Our revenues increased $69.1 million, or 32.1%, from $215.2 million in fiscal 1998 to $284.3 million in the fiscal 1999.

     Net sales of finished tissue products increased $11.1 million, or 6.8%, from $161.1 million in fiscal 1998 to $172.2 million in fiscal 1999. This increase was due primarily to our strategy of increasing our sales efforts to take advantage of competitor consolidation and the implementation of our new private label sales program. During fiscal 1999, we were able to increase our sales of at-home products, despite competitive pricing in this segment.


     Net sales of jumbo tissue rolls increased $21.3 million, or 45.1%, from $47.2 million in fiscal 1998 to $68.5 million in fiscal 1999. We secured long term contracts to sell jumbo tissue rolls to Kimberly-Clark, National Packaging and Linters, focusing on premium and specialty grades of jumbo tissue rolls, which resulted in stronger pricing and higher volume in fiscal 1999. Despite decreases in the jumbo tissue roll pricing of certain of our competitors, such as Great Lakes Tissue and City Forest, we believe that our average selling price increased because of our mix of higher quality specialty grades of jumbo tissue rolls which command higher selling prices.

     We generated net sales of uncoated freesheet paper products of $28.2 million for the period July 9, 1999 to September 30, 1999. Net sales of virgin woodpulp were $12.5 million for the period July 9, 1999 to September 30, 1999. Since we acquired the Berlin-Gorham Mills on July 9, 1999, we have no comparable figures in our historical results. However, for comparison purposes, sales of uncoated freesheet and virgin woodpulp for the three months ended September 28, 1998 for the Berlin-Gorham Mills as a business unit of Crown Paper Co., were $28.9 million and $9.4 million, respectively.

     Net sales of equipment decreased $3.8 million, from $5.6 million in fiscal 1998 to $1.8 million in fiscal 1999. Equipment sales continue to be intermittent as a result of our recent entry into this business.

     Rental income remained constant at $1.1 million in fiscal 1999 as compared to $1.2 million in fiscal 1998.

     Gross Profit. Our gross profit increased $28.3 million, or 66.4%, from $42.6 million in fiscal 1998 to $70.9 million in fiscal 1999. Gross profit, as a percentage of net sales, increased from 19.8% in fiscal 1998 to 24.9% in fiscal 1999. This increase in gross profit, as a percentage of net sales, was a result of higher sales and production volumes, lowering per unit costs and better absorption of certain fixed costs. Depreciation and amortization increased $3.0 million, or 28.4%, from $10.6 million in fiscal 1998 to $13.6 million in fiscal 1999.

     Selling, General and Administrative Expenses. It is our policy to include freight expense in this category as a selling expense. Freight expense increased $2.3 million from $13.3 million in fiscal 1998 to $15.6 million in fiscal 1999. Selling, general and administrative expenses, excluding freight, increased $3.2 million, or 20.2%, from $16.1 million in fiscal 1998 to $19.3 million in fiscal 1999. Selling, general and administrative expense, excluding freight, was 6.8%, as a percentage of net sales, in fiscal 1999 as compared to 7.4% in fiscal 1998. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight, between fiscal 1998 and fiscal 1999 and our continuing efforts to reduce overhead.

     Operating Income. Operating income increased $22.7 million, or 172.3%, from $13.2 million for fiscal 1998 to $35.9 million for the fiscal 1999. Operating income, as a percentage of net sales, was 12.6% for fiscal 1999, as compared to 6.1% for fiscal 1998. This increase was due to the reasons stated above.

     Interest Expense. Interest expense increased $2.4 million, or 16.3%, from $14.7 million for fiscal 1998 to $17.1 million for fiscal 1999. This increase reflects higher short-term debt levels during fiscal 1999, as compared to fiscal 1998.

Liquidity and Capital Resources

     Historically, our growth has been financed through cash flow from operations, borrowings under our bank credit facilities, the sale of our senior secured notes in fiscal 1999 and other financings. In fiscal 2000, net cash used in operating activities was $35.1 million, primarily due to increased inventory levels commensurate with sales demand. Our capital expenditures were $20.2 million and $34.6 million in fiscal 1999 and 2000, respectively. We expect capital expenditures for business maintenance and profit improvement projects to be approximately $30.0 million in fiscal 2001. A substantial portion of our capital expenditures have been for acquisitions and capacity growth and profit improvement projects, such as our acquisition of the Berlin-Gorham Mills and the construction and installation of converting assets at our Calexico, California tissue converting facility in fiscal 1999. Our capital expenditures for the fiscal 2000 included the rebuilding of our tissue machine in St. Helens, Oregon. Additionally, during fiscal 2000, we purchased certain accounts receivable and inventories in an aggregate amount of $16.8 million. For information as to other financings used by us historically to finance our growth, see notes 9, 10 and 11 to of the notes to our consolidated financial statements included elsewhere herein.

     As a result of our acquisition of the Berlin-Gorham Mills, our repayment of outstanding indebtedness and the consummation of the related financing transactions in fiscal 1999 and the increase in our revolving credit indebtedness, as permitted by an increase in the amount of the commitment under our revolving credit facility in fiscal 2000, we have a substantial amount of indebtedness. At September 30, 2000, we had consolidated debt of approximately $327.0 million, consisting of:

(1)  approximately $25.3 million of mortgage loans and other indebtedness;

(2) approximately $141.6 million outstanding under our new revolving credit facility, exclusive of unused commitments of $3.4, subject to borrowing base limitations; and

(3) $160.1 million outstanding under our 12 1/2% senior secured notes due 2006, net of unamortized original issue discount of approximately $4.9 million.

     Our primary capital requirements are for working capital, capital expenditures and payments of interest expense. We expect capital expenditures for business maintenance, including environmental expenditures and profit improvement projects of approximately $30.0 million in fiscal 2001 and fiscal 2002. See "Environmental Matters" below, for information concerning anticipated environmental expenditures.

     We believe, based on current levels of operations, anticipated internal growth and price increases, anticipated reductions in capital expenditures and cash flow from operations, together with other available sources of funds, including the availability of borrowings under our revolving credit facility, that our capital resources will be adequate for the foreseeable future to make required payments of principal and interest on our indebtedness and to fund anticipated capital expenditures and working capital requirements. Our ability to meet our debt service obligations and reduce our total debt will be dependent, however, upon our future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. A portion of our debt bears interest at floating rates. Therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

     The following is a description of the terms of our consolidated debt:

     Senior Secured Notes

     On July 9, 1999, we sold in a private placement, $165.0 million face amount of senior secured notes. After deduction of an original issue discount, we received net proceeds of approximately $159.4 million. The senior secured notes bear interest at the annual rate of 12 1/2%, payable every six months in cash on January 15 and July 15, commencing January 15, 2000, and mature on July 15, 2006. The senior secured notes are fully and unconditionally guaranteed by all of our domestic subsidiaries and such notes and guarantees are secured by

     o a first priority lien on all of our paper mill plant and property, substantially all of the equipment, intellectual property and related general intangibles of our subsidiary guarantors and all of the stock and membership interests of each of our subsidiary guarantors; and

     o second priority liens on, other real property, accounts receivable, inventory and related general intangibles of our subsidiary guarantors.

     The indenture governing the senior secured notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries, other than those subsidiaries designated by us as receivables subsidiaries or unrestricted subsidiaries as permitted by the indenture, to:

     o    pay dividends on, redeem or repurchase our capital stock;

     o    make specified loans and investments;

     o    incur additional indebtedness;

     o permit payment or dividend restrictions on those of our subsidiaries that are not unrestricted subsidiaries;

     o    sell assets;

     o    create specified liens;

     o    engage in specified transactions with affiliates;

     o consolidate, merge or sell all or substantially all of our assets and the assets of our subsidiaries; and

     o    prepay, redeem or purchase debt.

     The senior secured notes are redeemable by us in whole or in part after July 15, 2004 at specified redemption prices. Up to 35% of these notes may be redeemed by us at a redemption price of 113.25% of their face amount, together with accrued interest unpaid thereon, before July 15, 2002 out of the cash proceeds of a public offering of our common stock. Each holder of senior secured notes can require us to repurchase his or its notes out of proceeds of sales of our assets or upon the occurrence of a change of control event at a price of 101.0% of the face amount of his or its notes (100%, in case of an asset sale), under the circumstances set forth in the indenture relating to their notes.

     Revolving Credit Facility

     General. In July 1999, we entered into a revolving credit and security agreement with a group lenders and LaSalle Bank N. A., as agent for these lenders, providing for a $100.0 million revolving credit commitment. We refer to LaSalle Bank in its capacity as agent for these lenders, as the "Agent." This agreement was amended in fiscal 2000 to increase the revolving credit commitment to $145.0 million.

     Our revolving credit facility provides for the making of revolving credit loans to, and the issuance of letters of credit on behalf of, one or more of our subsidiaries that are parties to the revolving credit and security agreement, subject to the following limitations:

     o the aggregate amount of loans outstanding at any one time to any borrower will be limited to a maximum of the sum of:

          (1) 85% of the face amount of such borrower's accounts receivable assigned to, and accepted by, the lenders, plus

          (2) 75% of the lower of the cost or market value of such borrower's jumbo roll inventory assigned to, and accepted by, the lenders, plus

          (3) 65% of the lower of the cost or market value of such borrower's inventory (other than jumbo tissue rolls) assigned to, and accepted by the lenders, minus

          (4)  such reserves as the Agent may establish from time to time;

     o the aggregate sum of all loans outstanding to all borrowers at any one time on the basis of the borrowers' eligible inventory may not exceed $90.0 million;

     o the face amount of all issued and undrawn letters of credit may not exceed $15.0 million; and

     o the aggregate amount of all loans and letters of credit may not exceed $145.0 million.

     Interest Rates. Borrowings under our revolving credit facility (including amounts reimbursable following drawings under letters of credit) bear interest, at our election, at an annual rate equal to either 30-, 60- or 90-day LIBOR plus 2.25% or the Agent's prime rate (as publicly announced from time to time). As of September 30, 2000, borrowings under such facility bore interest at an effective median rate of approximately 8.9% per annum.

     Prepayments. Borrowings under our credit facility may be prepaid by us at any time without penalty.

     Covenants. The obligations of the lenders who are parties to the our revolving credit facility to advance funds are subject to conditions customary for facilities of similar size and nature. In addition, we and our subsidiaries are subject to affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions:

     o    mergers, consolidations, assets sales or changes in capital structure;

     o    creation or acquisition of subsidiaries;

     o purchase or redemption of our capital stock or declaration or payment of dividends or distributions on such capital stock;

     o    incurrence of additional indebtedness;

     o    investment activities;

     o granting or incurrence of liens to secure other indebtedness (other than our senior secured notes);

     o    prepayment or modification of the terms of subordinated indebtedness;
          and

     o    engaging in transactions with affiliates.

     In addition, our revolving credit facility requires us to satisfy specified financial covenants customary for facilities of similar size and nature and also provides for customary events of default.

     Collateral. Our obligations under our revolving credit facility are secured by a first priority lien on all of the accounts receivable, inventory, chattel paper, instruments, investment property, documents, all related general intangibles of the foregoing, other than any intellectual property collateral, of those of our subsidiaries that are parties to our revolving credit facility and all proceeds of the foregoing. In addition, our obligations under our revolving credit facility are secured by a security interest that is junior to that of the trustee for our senior secured notes on all of the collateral securing such notes in which the trustee has a first priority security interest.

     Mortgage Loans and Other Indebtedness

     Some of our subsidiaries have entered into financing arrangements in connection with the purchase of, or the construction of improvements on, real property for our facilities, in the aggregate principal amount of approximately $21.4 million as of September 30, 2000, as follows:

                   Annual
   Principal      Interest
    Amount          Rate          Maturity             Lender                       Real Property Collateral
    ------          ----          --------             ------                       ------------------------
$  284,000 (1)         --       September 30,          Community                    Converting/distribution facility
                                2004                   Redevelopment Agency         Calexico, CA

   166,000           3.00%      September 30,          Community                    Converting/distribution facility
                                2013                   Redevelopment Agency         Calexico, CA

 4,055,075           8.00       April 15, 2004         Bank United                  Converting/distribution facility,
                                                                                    Calexico, CA

 6,089,245           8.05       October 17, 2007       Bank United                  Converting/distribution facility,
                                                                                    Waterford, NY (3)

 2,648,828           7.75       January 1, 2008        Bank United                  Distribution center, Saratoga
                                                                                    Springs, NY

 7,384,003(2)        7.50       August 1, 2008         Roslyn Savings Bank          Distribution center, executive
                                                                                    offices and machine shop,
                                                                                    Hauppauge, NY and converting
                                                                                    facility, Coram, NY

   745,458           7.50%      November 1, 2008       Security Mutual Life         Distribution center, Halfmoon,
                                                       Insurance Company of         NY
                                                       New York

- ----------

(1) This is a reimbursement loan with the Community Redevelopment Agency of the City of Calexico, which by its terms will be forgiven five years after the filing of an employment report by our subsidiary, Calexico Tissue Company, stating that it has hired 100 employees.

(2) This sum is a part of a larger mortgage loan of approximately $14.1 million at origination with respect to which three of our subsidiaries, Engineers Road, Gilpin Realty and Coram Realty, as well as an unconsolidated affiliate, Huntington, are obligors. The outstanding principal amount of additional indebtedness outstanding under the mortgage loan and attributable to Huntington as of September 30, 2000 was approximately $6.3 million. See Item 12, Certain Relationships and Related Transactions.

(3) This distribution center is held in the form of a leasehold estate granted by the Town of Waterford Industrial Development Agency and, upon the expiration of the related lease on January 1, 2009, will be reacquired in fee, for a nominal consideration.

     In addition, at September 30, 2000, we had outstanding indebtedness in the principal amount of approximately $630,000 payable to Curtis Wright Flight Systems. This indebtedness bears interest at an annual rate of 8.0% and matures on August 1, 2006.

Environmental Matters

     Our operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste water and storm water, storage, treatment and disposal of materials and waste, remediation of air, soil, surface water and ground water contamination, and liability for damages to natural resources. Compliance with these laws and regulations is an increasingly important factor in our business. We will continue to incur capital and operating expenditures in order to maintain compliance with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements.

     We are subject to strict, and under certain circumstances, joint and several, liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that we own or operate and at properties where we or our predecessors have arranged for the disposal of regulated materials. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. We may be involved in additional proceedings in the future and the total amount of such future costs and other environmental liabilities may be material.

     In 1998, the U.S. Environmental Protection Agency issued final rules known as the "Cluster Rules" affecting pulp industry discharges of gaseous emissions. The Cluster Rules apply to pulping from the initial feedstock of wood and certain bleaching processes. The Cluster Rules require changes in the pulping, bleaching and/or air emission processes presently used in some U.S. pulp mills, including the Berlin-Gorham Mills.

     Based on our understanding of the Cluster Rules, after consultation with independent environmental consultants, we estimate that approximately $17.4 million of capital expenditures, within a range of plus or minus approximately 10%, may be required to comply with the Cluster Rules, over the next two to three years. Environmental capital spending for fiscal 2000 was $ 2.5 million and included spending for compliance with the Cluster Rules. We currently estimate that for our fiscal year ending September 30, 2001, our total expenditures for environmental compliance, including Cluster Rule compliance, will be approximately $15.4 million. There are risks and uncertainties associated with these estimates that could cause total capital expenditures and the timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that may be substantially different from management's interpretation or other matters. The EPA has also proposed additional requirements for the pulp and paper industry, which, if and when adopted, may require additional material expenditure.

     The Berlin-Gorham Mills have been in operation for many years and, over such time, Crown Paper and other prior operators at the Berlin-Gorham Mills have generated and disposed of wastes which are or may be considered hazardous. Included among the waste materials generated by past operations are contaminants left in the vicinity of a former chemical plant on the northern portion of the Berlin pulp mill property. The procedures required to remediate the affected areas and thereafter to monitor such areas as required by current regulations are currently estimated to cost a maximum of $4.5 million, which amount Crown Paper had agreed to pay. Since Crown Paper Co. is a debtor-in-possession in a case under Chapter 11 of the U.S. Bankruptcy Code, there is considerable doubt as to whether it will pay any part of these costs. In which case, unless we can recover the cost of remediation from prior owners of the Berlin pulp mill property, we would be required to pay the entire cost of this remediation without recourse. See Item 1, Business - Recent Developments.

     The discovery of previously unknown contamination of property underlying, or in the vicinity of, the Berlin-Gorham Mills could require us to incur material unforeseen expenses for which we may not have any recourse against Crown Paper or other prior operators. Occurrences of any of these events could have a material adverse effect on our financial condition.

     The Berlin-Gorham Mills have systems which process and treat large amounts of wastewater primarily generated by their operations. Due to aging of the treatment systems and to the evolution of mill operations, it is anticipated that the related treatment systems and equipment will require replacement and/or upgrading. In addition, there is evidence that effluent in connection with the wastewater treatment processes has, over time, resulted in accumulations of sediment and other buildup in adjacent lagoons and watercourses. It is anticipated that changes in the applicable processes and the related technology and equipment may be necessary in the future both to remediate such buildups and to accommodate expansion of mill production schedules. The foregoing changes may require additional capital expenditures.

Inflation and Cyclicality

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations.

     The markets for the tissue and uncoated freesheet paper products produced by us are characterized by periods of supply and demand imbalance, with supply being added in large blocks and demand fluctuating with changes in industry capacity, economic conditions (including in the case of our uncoated freesheet paper products, the overall level of domestic economic activity) and competitive conditions (including, in the case of our uncoated freesheet paper products, intensified competition from overseas producers responding to favorable exchange rate fluctuations and/or unfavorable overseas market conditions). All of such conditions are beyond our control.

Seasonality

     Historically, our net sales have been somewhat stronger during our third and fourth fiscal quarters, due to increased seasonal usage by consumers in our at-home tissue business and inventory and usage patterns in our away-from-home tissue business.

Factors That May Affect Results

     The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

We Are A Highly Leveraged Company.

     We have a high level of debt. As of September 30, 2000, we had approximately $327.0 million of indebtedness outstanding, excluding unused commitments of approximately $3.4 million under our revolving credit facility.

     Our significant indebtedness could have important consequences. For example, it could:

     o require us to dedicate a substantial portion of our cash flow from operations to make payments of principal and interest on our indebtedness. Our failure to generate sufficient cash flow to make required payments could result in a default under such indebtedness, including under our senior secured notes; and

     o limit, among other things, our ability to borrow additional funds and comply with the financial covenants relating to our existing indebtedness. Our failure to comply with these covenants could result in an event of default under our new revolving credit facility and also trigger an event of default under the indenture relating to our senior secured notes with the possible consequences described below.

     Our ability to satisfy our obligations as to such indebtedness will depend upon our future performance which, in turn, will be subject to management, financial, business, regulatory and other factors affecting our business and operations. Many of such factors are not within our control. We believe, based on our current level of operations, that we will have sufficient capital to carry on our business and to meet our scheduled debt service requirements. We cannot assure you, however, that future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow to meet our debt obligations we may be required to:

     o    reduce or delay capital expenditures;

     o restructure or refinance all or a portion of such indebtedness, including indebtedness under our senior secured notes and our revolving credit facility; or

     o    sell assets or obtain additional financing.

     We may not be able to implement any of these strategies on satisfactory terms or on a timely basis, if at all. If we cannot satisfy our obligations related to such indebtedness, substantially all of our long-term indebtedness, including our senior secured notes, could be in default and could be declared immediately due and payable. If the maturity of our indebtedness is accelerated, secured creditors may seek to enforce their security interests or liens in the particular assets securing indebtedness, which might require us to commence a case under the federal bankruptcy laws. Any such bankruptcy case could substantially delay the efforts of the trustee under the indenture relating to our senior secured notes to liquidate the collateral securing such notes and may reduce the amount that might otherwise be realizable by the trustee upon a sale of the collateral securing these notes. To avoid a default, we may need waivers from third parties, which may not be granted.

We May Incur Additional Indebtedness To Finance Capital Expenditures, Which Would Increase The Risks Associated With Our Highly Leveraged Position.

     We may need to incur additional indebtedness to finance capital expenditures at the Berlin-Gorham Mills and at our other facilities and to fulfill our long-term business strategies. Under the terms of the indentures governing our senior secured notes and the terms of our revolving credit facility, we and our subsidiaries may incur additional debt, subject to limitations set forth in the indenture and the credit agreement relating to such revolving credit facility. If we incur additional indebtedness, the risks associated with our highly leveraged condition will increase.


We May Not Be Able To Provide You With Financial Statements When We Are Required To Do So.

     In years prior to fiscal 1999, we have not always completed our annual audited and quarterly unaudited financial statements in a timely manner because of deficiencies in our management information systems and accounting systems. In January 1999, we entered into an agreement with General Electric Capital Corporation relating to our then existing credit facility with that lender which
(1) waived defaults under covenants relating to maintenance of required fixed charge ratios, the incurrence of debt and the timely delivery of financial statements, reports and notices and (2) amended financial covenants. We also obtained a waiver from LaSalle National Bank of the default under our then existing revolving credit facility with that lender triggered by the default under the credit facility with GECC.

     To remedy deficiencies in our management information systems and accounting systems, we have restructured our financial and accounting department. As part of the restructuring, we:

     o hired a new Chief Financial Officer, a Vice President of Finance and a Corporate Controller;

     o we engaged consultants who assisted us in the installation new management information systems; and

     o installed a fully integrated, updated version of our accounting software.

     We believe that the changes implemented to date have been helpful in managing our operations.

     It is our intention to deliver financial statements and file reports as required by law, the indenture governing our senior secured notes and our revolving credit facility. However, we cannot assure you that we will be able to continue to comply with such requirements, that a delay in delivering our financial statements will not occur and that such delay will not have a material adverse effect on our business, financial condition and results of operations.

We May Not Be Able To Finance A Change Of Control Offer.

     Upon the occurrence of various change of control events, the holders of the our senior secured notes may require us to repurchase all of their outstanding notes. However, it is possible that we will not have sufficient funds at the time of such change of control or that restrictions under our revolving credit facility or our other debt agreements will not allow such repurchases. Moreover, under our revolving credit facility, various change of control events are events of default giving the lenders thereunder the right to accelerate the maturity of borrowings thereunder. We cannot assure you that we will be able to obtain the necessary consents from the lenders under our revolving credit facility to permit us to repurchase our senior secured notes pursuant to a change of control offer or to repay or refinance all of the indebtedness under our revolving credit facility. If we fail to make a change of control offer or pay the required repurchase price when due, an event of default under our senior secured notes will occur.

Our Debt Agreements Contain Operating Restrictions And Financial Restrictions Covenants Which May Adversely Affect Our Operations And The Breach Of Which Could Have A Material Adverse Effect On Our Ability To Service Our Outstanding Indebtedness.

     The operating and financial covenants under our existing debt agreements, including our revolving credit facility and the indenture governing our senior secured notes, and financing agreements we may enter into in the future, may adversely affect our ability to finance future operations or working capital or to engage in other business activities. Specifically, our existing debt agreements require that we maintain specific financial ratios and restrict our ability to, among other things:

     o    make specified loans and investments;

     o    incur additional indebtedness;

     o permit payment or dividend restrictions on our subsidiaries that are not unrestricted subsidiaries;

     o    sell assets;

     o    enter into sale and leaseback transactions;

     o    create specified liens;

     o    engage in specified transactions with affiliates;

     o consolidate, merge or sell all or substantially all of our assets and the assets of our subsidiaries; and

     o    prepay, redeem or purchase debt.

     Compliance with such operating and financial covenants may adversely affect our ability to finance future operations or engage in other business activities. A breach of any of the covenants in our existing debt agreements or in any future agreement could cause a default under our revolving credit facility, other current or future debt, and/or or our senior secured notes. As a result of such a default, a significant portion of our indebtedness could be declared immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make such accelerated payments, including payments on our senior secured notes.

We Are Subject To Cyclical Industry Conditions Which May Have A Material Adverse Effect On Our Business, Financial Condition and Operating Results.

Tissue and Uncoated Freesheet Paper Products. The markets for our tissue and uncoated freesheet paper products are characterized by periods of supply and demand imbalance, with supply being added in large blocks and demand fluctuating with:

     o    changes in industry capacity;

     o changes in economic conditions, including in the overall level of domestic economic activity; and

     o competitive conditions, including, in the case of our uncoated freesheet paper products, intensified competition from overseas producers responding to favorable exchange rate fluctuations and/or unfavorable overseas market conditions.

     Other factors may increase the cyclical nature of our industry, including:

     o the substantial capital investment and high fixed costs required to manufacture tissue and other paper products and convert tissue products; and

     o the significant costs associated with reductions in manufacturing capacity.

     Because of high fixed costs, we and other manufacturers strive to maintain high levels of usage of such manufacturing capacity, referred to in the industry as "operating rates," to cover such fixed costs. Relatively small changes in operating rates due to changes in domestic demand, capacity, levels of imports or other circumstances may significantly affect prices. Substantially all of such conditions and beyond are control.

     Adverse changes in such conditions could have a material adverse effect on our ability to maintain sales and pricing levels. Prices for our products may fluctuate substantially in the future. A significant downturn in these prices could have a material adverse effect on our business, financial condition and results of operations.

Raw Materials. Woodpulp, chemicals, recycled paper pulp and waste paper are the principal raw materials used in the manufacture of our tissue and uncoated freesheet paper products. These materials are purchased in highly competitive, price-sensitive markets. While we anticipate that woodpulp produced by the pulp mill at the Berlin-Gorham Mills should be sufficient to satisfy our requirements for woodpulp for our uncoated freesheet paper operations and a significant portion of our tissue operations, the cost of recycled pulp and chemicals have historically exhibited price and demand cyclicality similar to the cycles for paper products. In addition, increased demand for paper and wood products has resulted in greater demand for raw materials, which has recently translated into higher raw material prices for the paper industry. Historically, price increases for our paper products have lagged behind increases in raw material costs.

     Wood fiber is the principal raw material used in the production of pulp at the Berlin-Gorham Mills. In connection with our acquisition of the Berlin-Gorham Mills, we have effectively become a party to various long-term supply contracts with suppliers of wood fiber located in close proximity to the Berlin-Gorham Mills. If for any reason such agreements are terminated by such suppliers, we would also be subject to the cyclicality of the wood fiber market. The supply and price of wood fiber is dependent upon a variety of factors, including environmental and conservation regulations, natural disasters and weather, over which we have no control. We can not assure you that we will not have difficulty obtaining wood fiber in economic proximity to the Berlin-Gorham Mills.

     We cannot assure you that prices for any of these raw materials will fluctuate in a similar cycle to our tissue and other paper products or that all or any part of such increased costs can be passed along to consumers of our products or in a timely manner. Our inability to pass along such costs to our customers or in a timely manner could have a material adverse effect on our results of operations and financial condition.

We May Be Unable To Implement Our Development And Acquisition Strategy.

     Our ability to successfully implement our growth strategy is subject to a variety of risks, including changes in the competitive climate in which we operate and our ability to obtain financing in a timely manner at reasonable costs and on terms and conditions acceptable to us. We cannot assure you that any capital investment program will take place as planned or that our plan to expand products and services will generate positive cash flows or result in profits.

     Our capital investment program involves strategic acquisitions of under-performing and under-utilized facilities. We cannot assure you that we will be able to turn around any facilities that we may acquire.

     Our ability to integrate acquired businesses may be affected by a number of factors, including the ability of our existing management and systems infrastructure to absorb the increased operations, the response of competition and general economic conditions, many of which are not within our control. Acquisitions may also substantially increase our indebtedness and obligations to make payments of interest and principal in respect of such indebtedness. While growth through acquisitions is part of our capital investment program, we cannot assure you that:

     o    suitable acquisitions will be available to us on acceptable terms;

     o financing for future acquisitions will be available on acceptable terms, or on any terms at all;

     o    future acquisitions will be advantageous to us; or

     o    the anticipated benefits of such acquisitions will occur.

We Operate In A Highly Competitive Industry.

Tissue Products. The North American tissue industry is highly competitive. We believe that competition is based principally on price, although product quality and customer service are often determining factors in the choice of a supplier. Our competitors include Kimberly-Clark, Procter & Gamble and Georgia-Pacific. Based on estimates from the American Forest and Paper Association, for the year ended December 31, 1999, Georgia Pacific's share of the North American market (giving effect to its combination with Fort James) was approximately 43.5%; Kimberly-Clark's share was approximately 18.8%; Proctor & Gamble's share was approximately 16.7%; and our share was approximately 6.0%. Some of our competitors are lower cost producers of tissue products. Additionally, many of our competitors are large vertically integrated companies that are more strongly capitalized than we are. Any of the foregoing factors may enable such competitors to be able to withstand periods of declining prices and adverse operating conditions in the tissue industry.

Uncoated Freesheet Papers. We compete principally in the printing/writing/publishing sector of the market for uncoated freesheet paper in North America, primarily with U.S. and Canadian paper producers. We also compete with overseas producers. Our principal U.S. and Canadian competitors in this segment of the market include International Paper, Georgia-Pacific, Domtar and Williamette Industries. Based on estimates from the American Forest and Paper Association, for the year ended December 31, 1999, International Paper's share of this market was approximately 28.2%; Georgia Pacific's share was approximately 13.6%; Domtar's share was approximately 7.9%; Williamette's share was approximately 8.8%; and our share would have been, based solely upon the production capacity of our Gorham, New Hampshire paper mill, less than 1.0%.

     Similar to the tissue market, we compete primarily on the basis of price, although quality and service are often the determining factors in the choice of a supplier. In addition, we are competing with integrated and non-integrated producers of paper products. We believe we are a fully-integrated manufacturer. Fully-integrated manufacturers, i.e., those whose requirements for pulp or other fiber are met fully from their internal sources, may have competitive advantages relative to those that are not fully-integrated manufacturers in periods of relatively high prices for raw materials, in that the former are able to ensure a steady source of such raw materials at costs that may be lower than prices in the prevailing market. However, competitors which are less integrated than we are may have certain cost advantages in periods of relatively low pulp prices in that they may be able to purchase pulp at prices lower than our production costs. Moreover, some of our competitors are lower-cost producers than we are and certain of our competitors have greater financial resources than we have. In addition, many end-users of printing and publishing papers in recent years have responded to changing economic conditions and paper prices by substituting less expensive paper grades for use in their products, and this tendency may benefit some of our competitors which produce lower priced paper products.

We cannot assure you that we will be able to successfully compete in the tissue or uncoated freesheet papers industry or that increased competition will not have a material adverse effect on our business, financial condition and results of operations.

Our Operations Are Subject To Comprehensive Environmental Regulation And Involve Expenditures Which May Be Material In Relation To Our Operating Cash Flow.

     o Our operations are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including laws and regulations governing:

     o emissions of air pollutants and discharges of waste water and storm water, including final rules known as the "Cluster Rules" issued by the U.S. Environmental Protection Agency, which require changes in pulp manufacturing operations at the Berlin-Gorham Mills;

     o    storage, treatment and disposal of hazardous materials and waste; and

     o    liability for damages to natural resources.

Compliance with these laws and regulations is an increasingly important factor in our business.

     We will continue to incur capital and operating expenditures, which expenditures may be material in relation to our cash flow from operations, to comply with applicable federal, state and local environmental laws and regulations and to meet new regulatory requirements.

     There are risks and uncertainties associated with the capital expenditure estimates set forth under Item 1, Business-Recent Developments and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters, which could cause total capital expenditures and the timing of capital expenditures to be materially different from current estimates, including changes in technology and interpretations of the environmental laws and regulations by government agencies that are substantially different from our interpretations or other matters. The EPA has also proposed additional requirements for the pulp and paper industry, which, if and when adopted, may require additional material expenditures.

     We are subject to strict, and under specific circumstances, joint and several, liability for the investigation and remediation of the contamination of the air, soil, surface and ground water, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors have arranged for the disposal of regulated materials. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. We cannot assure you that we will not be involved in additional proceedings in the future and that the total amount of future costs and other environmental liabilities will not be material. See Item 1, Business-Recent Developments.

     We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations, or more strict interpretation or enforcement of existing laws and regulations, could require us to make additional expenditures, some or all of which could be material.

We Are Dependent On Our Key Personnel.

     We are dependent on the retention of, and continued performance by, our senior managers, including Mr. Mehdi Gabayzadeh, our President and Chief Executive Officer, and Mr. Nicholas T. Galante, III, one of our Executive Vice Presidents and President and Chief Executive Officer of our subsidiary, Pulp & Paper of America LLC, which operates the Berlin-Gorham

Mills. We believe that the loss of the services of either Mr. Gabayzadeh or Mr. Galante could have a material adverse effect on us. We do not have employment contracts with any of our senior managers.

We Are Controlled By A Few Of Our Parent's Stockholders.

     Mr. Nourollah Elghanayan, our Chairman of the Board, and members of Mr. Elghanayan's family, and Mr. Mehdi Gabayzadeh, our President and Chief Executive Officer, and trusts for the benefit of various members of Mr. Gabayzadeh's family, collectively, indirectly beneficially own 100% of the outstanding shares of our common stock, without giving effect to any warrants to purchase common stock of our direct parent. As a result, Messrs. Elghanayan and Gabayzadeh and their respective family members or trusts control, and are expected to continue to control, our management, policies and financing decisions and, collectively, have the power to elect a majority of the members of our board of directors and control the vote on any matter requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and approval of mergers or the sale of all or a substantial part of our assets. As a result, circumstances could arise in which the interests of these stockholders could conflict with the interests of the holders of our senior secured notes. In addition, these stockholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgement, could enhance their equity investment, even though such transactions might involve risks to the holders of our senior secured notes. See Item 12, Security Ownership of Certain Beneficial Owners and Management.

     Additionally, affiliates of the initial purchaser of our senior secured notes currently hold warrants to purchase up to approximately 4.0% of the common stock of Middle American Tissue, our direct parent, and the right to appoint one member of our board of directors.

Some of Our Stockholders and Companies Controlled By Them Are Significantly Indebted To Some of Our Subsidiaries Without Any Fixed Obligation To Pay Interest Or Repay Such Debt.

     In fiscal 1999 and prior fiscal years, there were a significant number of transactions among our stockholders and companies controlled by them that are not part of our holding company structure and our subsidiaries. As a result of some of these transactions, as of September 30, 2000, our stockholders and their affiliated companies owed our subsidiaries an aggregate of approximately $23.9 million. This indebtedness does not bear interest and has no fixed maturity. Accordingly, we are not being compensated for the use of such money by these affiliated companies. Moreover, there is a risk that we or our creditors, including the trustee under the indenture relating to the American Tissue notes, will not be able to legally require these affiliated companies, or to require our stockholders to cause these affiliated companies, to repay such indebtedness to us at a time when we might require such funds in the operation of our business or to reduce or repay our indebtedness to third parties. See Item 13, Certain Relationships and Related Transactions.

We Are Dependent On The Continuing Operations Of Our Manufacturing Facilities.

     Our revenues depend on the continuing operations of our paper mills and converting facilities. The operations of such facilities involve many risks, including:

     o    the breakdown, failure or substandard performance of equipment;

     o    power outages;

     o    the improper installation or operation of equipment;

     o    natural disasters; and

     o    the need to comply with directives of governmental agencies.

     The occurrence of material operational problems could have a material adverse effect on our business, financial condition and results of operations.

     Additionally, under our agreement with Boise Cascade, they operate, for our account, a tissue machine we purchased from them, which is located on property that we lease from them at their mill facility in St. Helens, Oregon. Under this agreement, Boise Cascade makes available to us for purchase woodpulp produced at their adjacent pulp mill and uses such pulp in their operation of our tissue machine. This agreement expires on December 31, 2022. A default by Boise Cascade or the early termination of our agreement with Boise Cascade could have a material adverse effect on our business, financial condition and results of operations.

Forward Looking Statements

     The information in this discussion and elsewhere in this report contains forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed herein under the heading "Factors That May Affect Results" and the risks discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risks, which include changes in U.S. interest rates and commodity prices. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

     Borrowings under our revolving credit facility bear interest at the Agent's prime rate or LIBOR plus 225 points per annum. As of September 30, 2000, we had outstanding debt of approximately $141.7 million under our revolving credit facility. We analyze our exposure to changes in market interest rates by performing sensitivity analysis. If market interest rates were to change by 0.25%, the change in our earnings would be approximately $0.2 million. We do not use derivative financial instruments to hedge our interest rate risk. All of our other debt instruments bear interest at fixed rates for the duration of those instruments.

Commodity Prices

     We are exposed to fluctuation in market prices for raw materials and energy related to our manufacturing operations, for which we are generally able to pass increases through to customers subject to timing and the degree to which such increases can be passed on. We manage our exposure to changes in these prices primarily through the terms of our supply and procurement contracts, which provide for market-based pricing and do not contain derivative elements. This exposure can be material to us. We do not utilize derivative instruments to manage exposure to these risks.

Foreign Currency Risks

     We have minimal sales outside of the United States. Therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                                                               Page
Report of Independent Public Accountants ....................................................................   F-1
Consolidated Balance Sheets as of September 30, 2000 and 1999 ...............................................   F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended September 30, 2000,
      1999 and 1998 .........................................................................................   F-3
Consolidated Statements of Stockholder's Equity at September 30, 2000,1999 and 1998 .........................   F-4
Consolidated Statements of Cash Flows for the Years ended September 30, 2000,
      1999 and 1998 .........................................................................................   F-5
Notes to Consolidated Financial Statements ..................................................................   F-7
Report of Independent Public Accountants on Schedule ........................................................  F-24
Schedule II (Valuation and Qualifying Accounts) .............................................................  F-25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholder of American Tissue Inc.:

We have audited the accompanying consolidated balance sheets of American Tissue Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholder's equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tissue Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.



                                        /s/ ARTHUR ANDERSEN LLP


Melville, New York
December 29, 2000

AMERICAN TISSUE INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)



                                                                                                     September 30,
                                                                                                -----------------------
                                           ASSETS                                                  2000           1999
                                           ------                                               --------       --------

CURRENT ASSETS:
   Cash and cash equivalents                                                                    $    956       $  1,806
   Accounts receivable, net of allowance for doubtful accounts of $3,500 and $613,
     respectively                                                                                 84,109         52,555

   Inventories (Note 5)                                                                          162,556         94,664
   Equipment held for sale                                                                           749          7,825
   Prepaid expenses and other current assets                                                       4,534          3,866
                                                                                                --------       --------

              Total current assets                                                               252,904        160,716

PROPERTY, PLANT AND EQUIPMENT, net (Note 6)                                                      245,912        212,530
DUE FROM RELATED PARTIES (Note 12)                                                                33,591         24,209
DEFERRED COSTS, net                                                                               10,463          9,876
OTHER ASSETS                                                                                       3,788            155
                                                                                                --------       --------

                   Total assets                                                                 $546,658       $407,486
                                                                                                ========       ========


                           LIABILITIES AND STOCKHOLDER'S EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
   Notes payable (Note 8)                                                                       $141,657       $ 50,054
   Current portion of long-term debt and capital lease obligations(Notes 10 and 11)                1,788          1,206
   Accounts payable                                                                               54,260         42,043
   Accrued expenses (Note 7)                                                                      19,355         18,437
   Due to related parties (Note 12)                                                               11,509          4,225
                                                                                                --------       --------

              Total current liabilities                                                          228,569        115,965

SENIOR SECURED NOTES PAYABLE (Note 9)                                                            160,102        159,562
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Notes 10 and 11)                                    23,508         22,247
OTHER LONG TERM LIABILITIES                                                                       11,774         11,490
                                                                                                --------       --------

              Total liabilities                                                                  423,953        309,264
                                                                                                --------       --------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDER'S EQUITY (Note 1):
   Common stock, no par value; 200 shares authorized,
      200 shares issued and outstanding                                                            1,605          1,605
   Additional paid-in capital                                                                     57,125         57,125
   Retained earnings                                                                              63,975         39,492
                                                                                                --------       --------
                   Total stockholder's equity                                                    122,705         98,222
                                                                                                --------       --------
                   Total liabilities and stockholder's equity                                   $546,658       $407,486
                                                                                                ========       ========


The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN TISSUE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands)



                                                                                         Year Ended September 30,
                                                                              ---------------------------------------------
                                                                                  2000             1999              1998
                                                                              ---------         ---------         ---------

REVENUES                                                                      $ 493,636         $ 284,340         $ 215,203
COST OF SALES                                                                   380,338           213,465           172,617
                                                                              ---------         ---------         ---------

                  Gross profit                                                  113,298            70,875            42,586
                                                                              ---------         ---------         ---------

OPERATING EXPENSES:
   Selling                                                                       41,619            24,592            20,373
   General and administrative                                                    15,878            10,342             9,015
                                                                              ---------         ---------         ---------
                                                                                 57,497            34,934            29,388
                                                                              ---------         ---------         ---------

                  Operating income                                               55,801            35,941            13,198
                                                                              ---------         ---------         ---------

INTEREST EXPENSE:
   Interest forgiven by related party (Note 12)                                    --                 990             1,260
   Other interest expense                                                        31,318            16,068            13,412
                                                                              ---------         ---------         ---------
                                                                                 31,318            17,058            14,672
                                                                              ---------         ---------         ---------
Net income (loss) before extraordinary item                                      24,483            18,883            (1,474)

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt (Note 15)                                  --               4,164              --
                                                                              ---------         ---------         ---------

NET INCOME (LOSS)                                                             $  24,483         $  14,719         $  (1,474)
                                                                              =========         =========         =========

                                                                                                                  ---------
COMPREHENSIVE INCOME:
   Net income (loss)                                                             24,483            14,719            (1,474)
                                                                              ---------         ---------         ---------


                          Total comprehensive income (loss)                   $  24,483         $  14,719         $  (1,474)
                                                                              =========         =========         =========




The accompanying notes are an integral part of these consolidated statements.

AMERICAN TISSUE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands)




                                                                    Commom Stock           Additional
                                                              -----------------------        Paid-in        Retained
                                                               Shares          Amount        Capital        Earnings        Total
                                                              --------       --------       --------        --------       --------
Balance at September 30, 1997                                      200       $  1,605       $  6,006        $ 26,247       $ 33,858

   Interest forgiven by related party (Note 12)                   --             --            1,260            --            1,260
   Net loss                                                       --             --              --           (1,474)        (1,474)
                                                              --------       --------       --------        --------       --------

Balance at September 30, 1998                                      200          1,605          7,266          24,773         33,644

   Interest forgiven by related party (Note 12)                   --             --              990            --              990
   Capital contribution (Note 12)                                 --             --           24,450            --           24,450
   Transfer of related party debt (Note 12)                       --             --           24,419            --           24,419
   Net income                                                     --             --             --            14,719         14,719
                                                              --------       --------       --------        --------       --------

Balance at September 30, 1999                                      200          1,605         57,125          39,492         98,222

   Net income                                                     --             --             --            24,483         24,483
                                                              --------       --------       --------        --------       --------

Balance at September 30, 2000                                      200       $  1,605       $ 57,125        $ 63,975       $122,705
                                                              ========       ========       ========        ========       ========



The accompanying notes are an integral part of these consolidated statements.

AMERICAN TISSUE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                                     Year Ended September 30,
                                                                                              -------------------------------------
                                                                                                  2000         1999         1998
                                                                                              ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                          $  24,483     $  14,719     $  (1,474)
   Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                                                                 17,989        13,586        10,585
   Non-cash portion of loss on early extinguishment of debt                                        --           1,314          --
   Provision for bad debts                                                                        2,928           915           560
   Forgiveness of interest                                                                         --             990         1,260
   Changes in operating assets and liabilities:
     Accounts receivable                                                                        (25,912)      (19,021)       (4,323)
     Inventories                                                                                (59,672)      (24,781)           (2)
     Equipment held for sale                                                                      7,076        (7,432)        1,575
     Prepaid expenses and other current assets                                                     (668)         (994)          748
     Other assets                                                                                (3,633)          (29)           26
     Accounts payable, accrued expenses and other long-term liabilities                           2,272        (1,301)        8,082
                                                                                              ---------     ---------     ---------
              Net cash (used in) provided by operating activities                               (35,137)      (22,034)       17,037
                                                                                              ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Berlin-Gorham Mills (Note 3)                                                     --         (45,000)         --
   Purchases of accounts receivable and inventories (Note 3)                                    (16,790)
   Capital expenditures                                                                         (34,641)      (20,168)      (27,566)
                                                                                              ---------     ---------     ---------
              Net cash used in investing activities                                             (51,431)      (65,168)      (27,566)
                                                                                              ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from senior secured notes                                                              --         159,446          --
   Capital contribution                                                                            --          24,450          --
   Net borrowings (payments) on revolving lines of credit                                        91,603       (16,263)       16,944
   Proceeds from notes payable                                                                     --            --           3,195
   Proceeds from long-term debt and capital leases                                                  176         9,191        18,891
   Principal payments on notes payable                                                             --            --          (1,102)
   Principal payments on long-term debt and capital leases                                       (1,566)      (77,074)      (18,414)
   Increase in deferred costs                                                                    (2,397)       (9,503)       (2,297)
   Advances and repayments to related parties, net                                               (2,098)       (2,719)       (6,078)
                                                                                              ---------     ---------     ---------
              Net cash provided by financing activities                                          85,718        87,528        11,139
                                                                                              ---------     ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (850)          326           610

CASH AND CASH EQUIVALENTS, beginning of period                                                    1,806         1,480           870
                                                                                              ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                                                      $     956     $   1,806     $   1,480
                                                                                              =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                              $  26,828     $  16,068     $  13,574
                                                                                              =========     =========     =========
   Non-cash financing transactions relating to capital lease obligations
     entered into                                                                             $   3,233     $   4,002     $  10,453
                                                                                              =========     =========     =========


The accompanying notes are an integral part of these consolidated statements.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


1.   BUSINESS AND ORGANIZATION

Organization and Development of Business

American Tissue Inc. (the "Company" or "ATI"), a Delaware corporation, is a wholly-owned subsidiary of Middle American Tissue Inc. ("MATI"). MATI is a wholly-owned subsidiary of Super American Tissue Inc. ("SATI"). The Company was formed in 1998 and is the parent of various entities that were previously owned by, and were under the common management and control of, the same stockholders. In October 1998, the stockholders of the affiliated entities transferred their ownership interests in those entities to the Company in exchange for 200 shares of ATI common stock. In July 1999, the Company's stockholders transferred their ownership in the Company to SATI, its ultimate parent, in exchange for SATI common stock. SATI subsequently formed MATI and transferred its ownership in the Company to MATI in exchange for MATI common stock.

Description of Business

The Company is engaged in the manufacture of jumbo rolls of tissue from recycled fibers and virgin wood pulp, the manufacture of uncoated freesheet printing and writing paper products and conversion of jumbo rolls of tissue into finished tissue products. The Company is also actively involved in the acquisition, refurbishment and subsequent resale of tissue converting equipment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in the consolidated financial statements.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

Cash consists of cash on deposit with various banks as of September 30, 2000 and 1999, and approximates fair value on the face of the financial statements.


Accounts Receivable and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. The Company performs ongoing credit evaluations of its customers' financial condition and respective payment history. Credit losses have historically been consistent with management's expectations. The Company periodically reviews its accounts receivable for potential doubtful accounts and maintains reserves for estimated uncollectible amounts. Write-offs are recorded when the Company completes it analysis and negotiates the write-off with its customers. The Company records a provision for estimated uncollectible accounts relative to current period sales, in consideration of both historical and expected collection experience.


Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. In determing the value of its inventories, the Company reviews the components for potential impairment as a result of obsolescence or damaged items.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


Equipment Held for Sale

Equipment held for sale consists of equipment purchased by the Company with the intent of resale. This equipment is not used in the Company's operations and, accordingly, is not subject to depreciation. The assets are carried at the lower of cost or their net realizable value.


Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the following estimated useful lives of the related assets:

         Buildings and building improvements               30 - 39.5 years
         Machinery and equipment                           5 - 20 years
         Leasehold improvements                    lesser of useful life or term
                                                           of the lease

Landfill Closure and Post-Closure Costs

The Company accrues for estimated landfill closure and post-closure costs over the periods that benefit from the use of the landfill. Management regularly reviews the adequacy of cost estimates and adjusts the accrued amounts as necessary.


Deferred Costs

Deferred costs primarily represent loan origination and refinancing costs that are being amortized over the term of the respective debt instrument. Amortization expense on deferred costs was approximately $1,810 and $1,461 for the years ended September 30, 2000 and 1999, respectively.


Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. The Company groups its long-lived assets according to asset class for machinery and equipment and by location for facilities for the purpose of assessing potential impairment. Impairment is measured based upon a comparison of the expected future cash flows to the carrying amount of asset groupings. Any impairment charges are measured using discounted cash flows related to the assets that have been assessed as impaired. No impairment adjustment was required during any of the three years in the period ended September 30, 2000.


Fair Value of Financial Instruments

The Company complies with the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires the Company to utilize methods and assumptions that estimate the fair value of the following classes of financial instruments, as follows:

     Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables approximate their fair value.

     Long-Term Debt: The fair value of long-term debt, including the current portion, was estimated using a discounted cash flow analysis, based on assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of variable and fixed rate debt at September 30, 2000 and 1999 approximate fair value.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)



Revenue Recognition

Revenue is comprised of paper product sales including shipping charges, equipment sales with freight and delivery charges and rental income from unrelated third parties. Revenue is recognized upon shipment of our products to our customers, net of product returns and allowances. Revenue on sales of equipment is recorded when the equipment has been delivered to and accepted by the customer. Rental income is recognized in accordance with SFAS No. 13. Reference is made Note 4 for information about revenues from the Company's reportable operating segments.

Related Party Transactions

The Company's stockholders also own, manage and control other entities in similar lines of business that are not included in the accompanying consolidated financial statements. Any amounts due to or from such entities are recorded as due to related parties or due from related parties, respectively (Note 12).

Comprehensive Income

The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income" which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements. The Company's operations did not give rise to any items includable in comprehensive income that were not already included in net income.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 will become effective for the Company as of October 1, 2000. The Company currently does not use free-standing derivative instruments or engage in hedging activities, nor are there embedded derivative instruments that must be recognized and, accordingly, the adoption of this statement will not have an impact on its consolidated financial statements.

Income Taxes

The beneficial holders of the Company's common stock have elected to be taxed under the provisions of Sub-chapter S of the Internal Revenue Code of 1986 (corporations subject to Subchapter S of the Internal Revenue Code are referred to as "S corporations"). Prior to the transfer of ownership discussed in Note 1, the Company's subsidiaries were treated as either S corporations or limited liability companies treated as partnerships under the Internal Revenue Code. Accordingly, our stockholders include their respective shares of the Company's net income in their individual income tax returns. The amount of corporate level minimum taxes and taxes based on income imposed by state and local authorities is not material.

Shipping and Handling Revenues and Costs

In July 2000, the Emerging Issues Task force ("EITF") reached a consensus with respect to EITF issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. The EITF did not reach consensus on the classification of the costs. The Company has historically classified shipping and handling billed to customers as revenue and, accordingly, there was no impact to the historical consolidated statements of operations upon adoption. Additionally, the Company classifies shipping and handling costs within selling and marketing expenses in the consolidated statements of operations. These costs consist principally of freight expense incurred upon shipping products to customers. The amounts of shipping and handling expenses included in selling and marketing expenses were approximately $24,200, $15,600 and $13,300, for the years ended September 30, 2000, 1999, and
1998, respectively.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that will have an impact on the Company's consolidated financial position or results of operations in a future period. The Company has adopted, when required, all new pronouncements that impact the Company and has disclosed the impact, if any, in these notes to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior-year financial statement amounts have been reclassified to conform to the current year's presentation.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


3.   ACQUISITIONS

Berlin-Gorham Mills

On July 9, 1999, the Company acquired certain assets and assumed certain liabilities of a pulp mill and a paper mill located in Berlin and Gorham, New Hampshire, from Crown Paper Co., ("Crown") a wholly-owned subsidiary of Crown Vantage Inc. The total consideration paid for the net assets acquired was $45,000. The following summarizes the assets acquired and liabilities assumed on July 9, 1999:

Assets acquired:
    Property, plant and equipment                            $40,981
    Inventories                                               17,895
                                                             -------
                                                             $58,876
                                                             =======
Liabilities assumed:
    Post-retirement medical benefit obligations              $ 9,119
    Landfill closure reserves                                  2,123
    Employee benefit and other costs                           2,634
                                                             -------
                                                             $13,876
                                                             -------
                                                             $45,000
                                                             =======

Inventories purchased consisted of substantially all pulp and related chemicals and materials necessary for the manufacture of wood pulp on hand as of the closing date, finished and in-process uncoated freesheet paper as well all machinery, spare parts and equipment. The value of the facilities and equipment acquired was determined using the fair market values estimated by independent appraisers, which amount was adjusted to reflect the amount by which the fair value exceeded the acquisition consideration for inventories net of liabilities assumed. As part of the purchase agreement, the Company assumed the liability for post-retirement medical benefits of the employees at the facilities, as well as other employee benefits. The Company also assumed responsibility for the landfill closure and monitoring activities to be completed on certain property that was acquired (Note 14).

The Company's consolidated results of operations for fiscal 1999 include the operations of the acquired mills, conducted through Pulp & Paper of America LLC, from July 9, 1999 through September 30, 1999. The Company's pro forma consolidated results of operations for the full fiscal years ended September 30, 1999 and 1998, had the acquisition occurred at the beginning of each fiscal year, would have been:

                                                         September 30,
                                                 ------------------------------
                                                      1999            1998
                                                 ------------    --------------

     Pro forma revenues                            $ 419,506       $ 389,385
     Pro forma income (loss) before
       extraordinary items                           (83,246)         (8,993)
     Pro forma net income (loss)                     (87,410)         (8,993)

Other Transactions

During the fiscal year ended September 30, 2000, certain of the Company's affiliates entered into asset acquisition transactions with unrelated parties. Under the agreements with these parties, the Company's affiliates designated a subsidiary of the Company to purchase certain assets, comprised of accounts receivable and inventories, from these unrelated third parties. The total consideration paid by the subsidiary in connection with these transactions was $16,790. Of this amount, $11,290 was paid for specific receivables and inventories from CST/Star Products, Inc. that comprised the Company's "forms" business. $5,500 was paid for receivables and inventories acquired from Global Tissue LLC that have been integrated into the Company's tissue products business. These amounts approximated the fair value of the assets on the transaction dates, based upon a preliminary purchase price allocation. The Company's consolidated results for the year ended September 30, 2000 include the results of sales activities from the transaction dates through September 30, 2000, and the consolidated balance sheet at September 30, 2000 includes the remaining asset amounts. Reference is made to Note 17, wherein the subsequent transaction relating to the sale of the remaining "forms" business assets to an affiliate of the Company is discussed.

4.   SEGMENT REPORTING

The Company currently has two reportable operating segments: tissue products and uncoated freesheet paper products.

Tissue products consist of manufactured jumbo rolls of tissue that are used internally as well as sold to other manufacturers of finished tissue products, and finished tissue products, such as bath tissue, paper towels, napkins and facial tissue, which are converted from jumbo tissue rolls and sold in both commercial, ("away-from-home") and consumer ("at-home") markets.

Uncoated freesheet paper products are comprised of finished paper products used in printing, publishing and writing applications, which are sold in commercial and consumer markets. Additionally, this segment includes the manufacture of virgin woodpulp, which is used internally in the production of finished paper products as well as sold to other paper manufacturers.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)



The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. Management does not allocate certain costs, comprised of senior management compensation and other corporate expenses such as legal and accounting fees, to either of its reportable segments. Accordingly, the results of the segments on a stand-alone basis will differ from the amounts herein. The Company evaluates performance based on profit or loss from operations before interest and depreciation and amortization, and has accordingly presented this amount in connection with the operating profit or loss including depreciation and amortization.

The "other" nonreportable segment is comprised principally of the refurbishment and subsequent resale of tissue converting equipment. There are no sales transactions between the reportable segments. The Company has a diverse customer base, principally in the United States, with a nominal amount of sales to customers in Canada and Mexico. Additionally, no single customer accounted for more than 10% of total sales in any year during the three years ending September 30, 2000. The Company's assets are principally located in the United States, except for an immaterial amount of inventory and property and equipment maintained in Canada and Mexico.

Information on the operations of the Company's reportable segments are as follows:


                                                           Tissue       Uncoated
                       2000                               Products      Freesheet        Other         Combined
                       ----                               --------      ---------       --------       --------
        Net sales to unaffiliated customers               $285,749       $198,983       $  8,904       $493,636
        Operating profit (loss)                             16,586         33,893          5,322         55,801
        Depreciation and amortization                       14,267          2,367            606         17,240
        Operating profit (loss) before depreciation
        and amortization                                    30,853         36,260          5,928         73,041
        Capital expenditures                                23,480         11,109             52         34,641
        Acquisitions                                         5,500         11,290             --         16,790
        Assets                                            $396,278       $110,506       $ 39,874       $546,658



                                                           Tissue       Uncoated
                       1999                               Products      Freesheet        Other         Combined
                       ----                               --------      ---------       --------       --------
        Net sales to unaffiliated customers               $240,684        $40,695        $ 2,961       $284,340
        Operating profit (loss)                             24,393         10,330          1,218         35,941
        Depreciation and amortization                       11,693          1,241            652         13,586
        Operating profit (loss) before depreciation
        and amortization                                    36,086         11,571          1,870         49,527
        Capital expenditures                                17,244          2,924             --         20,168
        Acquisitions                                         8,831         50,045             --         58,876
        Assets                                            $305,513        $72,785        $29,188       $407,486

Prior to July 9, 1999, the Company operated only in one segment, tissue products. Accordingly, no additional segment disclosure is required for the fiscal year ending September 30, 1998.

Reconciliation of Segment Reporting Profits to Combined Net Income


                                                      Year Ended September 30,
                                                   -----------------------------
                                                        2000            1999
                                                   ------------    ------------
       Total operating income                      $     55,801    $     35,941
       Interest expense                                  31,318          17,058
                                                   ------------    ------------
       Income (loss) before extraordinary item           24,483          18,883
       Extraordinary item                                    --           4,164
                                                   ------------    ------------

       Net income (loss)                           $     24,483    $     14,719
                                                   ============    ============

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)




5.   INVENTORIES


Inventories, at cost, consist of the following:


                                                              September 30,
                                                              -------------
                                                          2000            1999
                                                         --------       --------
Raw materials                                            $ 67,832       $ 40,295
Work-in-process                                               733          1,026
Finished goods                                             72,634         50,180
Supplies inventory                                         21,357          3,163
                                                         --------       --------

            Total inventories, at cost                   $162,556       $ 94,664
                                                         ========       ========



6.   PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment, net, consist of the following:

                                                              September 30,
                                                              -------------
                                                          2000           1999
                                                         --------      --------

Machinery and equipment                                 $ 247,483     $ 191,689
Buildings and building improvements                        28,946        27,295
Leasehold improvements                                      5,720         4,825
Land                                                        5,985         5,193
                                                        ---------     ---------
                                                          288,134       229,002
Less: accumulated depreciation and
        amortization                                      (56,117)      (42,677)
                                                        ---------     ---------
                                                          232,017       186,325
Add:  construction in progress                             13,895        26,205
                                                        ---------     ---------
         Total property, plant and
            equipment, net                              $ 245,912     $ 212,530
                                                        =========     =========

Depreciation and amortization expense on property, plant and equipment was approximately $15,639 and $12,009 during the years ended September 30, 2000 and 1999, respectively. Included in the costs of property, plant and equipment is capitalized interest relating to funding required for various construction and development projects. Capitalized interest was approximately $1,100 and $966 for the years ended September 30, 2000 and 1999, respectively.


7.   ACCRUED EXPENSES


Accrued expenses consist of the following:

                                                              September 30,
                                                              -------------
                                                          2000            1999
                                                         --------       --------
Compensation and benefits                                $ 7,640         $ 8,333
Promotion and incentives                                     278             873
Accrued interest payable                                   4,676           5,241
Other                                                      6,761           3,990
                                                         -------         -------
          Total accrued expenses                         $19,355         $18,437
                                                         =======         =======

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)



8.   NOTES PAYABLE


The Company and its subsidiaries are parties to loan and security agreements with LaSalle Bank National Association ("LaSalle") and other participating lenders whereby the Company and its subsidiaries may borrow up to an aggregate of $145,000 based, in part, on certain levels of accounts receivable and inventory, with borrowings against inventory limited to $90,000. Interest on borrowings is payable monthly and is charged at the bank's prime rate or LIBOR plus 225 basis points per annum, which amounts were 8.9% and 7.6% at September 30, 2000 and 1999, respectively. At September 30, 2000 and 1999, total borrowings under this facility were $141,657 and $50,054, respectively. Borrowings are collateralized by the Company's accounts receivable, inventory, and other tangible and intangible assets, and are guaranteed by the principal beneficial holders of our common stock. The agreement expires on July 8, 2004 and can be renewed on an annual basis thereafter. This agreement requires, among other things, the maintenance of certain financial covenants including minimum tangible net worth, EBITDA, leverage ratio, interest coverage, and the level of capital expenditures, each as defined in the agreement. At September 30, 2000 and 1999, the Company was in compliance with these covenants.


9.   SENIOR SECURED NOTES PAYABLE


On July 9, 1999, the Company sold $165,000 aggregate principal amount of its 12 1/2% senior secured notes due 2006 (the "Notes") in a private placement which were resold to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933. After deduction of an original issue discount, the Company received net proceeds of $159,446 from the sale of the Notes, excluding expenses. At September 30, 2000, the amount of the unamortized discount on the Notes was $4,898.

Repayment of the Notes is guaranteed by all of the Company's subsidiaries and are secured by first priority liens on, among other things, all of the paper mill plant and property, substantially all of the equipment, intellectual property and related general intangibles of the Company's subsidiaries and all of the stock and membership interests of each of the Company's subsidiaries. In addition, the Notes are secured by second priority liens on, among other things, certain other real property, accounts receivable, inventory and related general intangibles of the Company's subsidiaries. The subsidiaries' guarantees are full and unconditional and joint and several.


10.  LONG-TERM DEBT


Long-term debt consists of the following:

                                                              September 30,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------

Curtiss-Wright Flight Systems/Shelby, Inc.(a)            $    630      $    709
Mortgage loans payable (b)                                 21,041        21,304
Community Redevelopment Agency of Calexico (c)                450           450
                                                         --------      --------
                                                           22,121        22,463

Less: current portion of long-term debt                      (657)         (648)
                                                         --------      --------
                                                         $ 21,464      $ 21,815
                                                         ========      ========


(a) On July 29, 1996, the Company entered into a term loan with Curtiss-Wright Flight Systems/Shelby, Inc. ("Curtiss-Wright") in order to borrow funds for certain renovations to our New Jersey distribution center (the "Distribution Center"). The Company leases the Distribution Center from Curtiss-Wright. The principal balance outstanding on this term loan is being amortized through August 1, 2006 at a fixed interest rate of 8% per annum and is subordinated to our debt to LaSalle Bank National Association (Note 8).

(b) Mortgage loans payable consist of several mortgage loans from various lenders on certain properties owned by the Company and its subsidiaries. In December 1999, the Company entered into a $4,500 construction loan facility to finance the construction of two buildings for its Calexico operations. As of September 30, 2000, $176 was drawn and outstanding. The loan bears interest at LIBOR plus 260 basis points (9.2% at September 30, 2000). The loan was originally due in December 2000, however, the Company exercised its option under the agreement to extend the maturity to December 2002. During the fiscal year ended September 30, 1999, the Company obtained an additional mortgage loan on the property owned by Grand LLC in the amount of $800, bearing interest at a rate of 7.5% per annum and requiring a balloon payment at maturity on November 1, 2008. Additionally, in fiscal 1999, the

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)



     Company refinanced its existing $3,000 mortgage loan on its Calexico facility by obtaining a $4,000 mortgage with another bank, bearing interest at a rate of 8% per annum and maturing on June 1, 2004. The mortgage loans outstanding as of September 30, 2000 had per annum interest rates ranging from 7.5% to 8.05%. Reference is made to the schedule below wherein the annual principal maturities of these loans are included.

(c) The loans from the Community Redevelopment Agency of the City of Calexico were in the principal amounts of $166 and $284 and were obtained to finance certain construction at the Calexico facility. The promissory note evidencing the $166 obligation is amortized on a quarterly basis over a 15 year period and bears interest at a rate of 3% per annum. The $284 reimbursement loan is due in 2004, however, this loan may be forgiven as of the fifth year of the loan (2002) provided that the Company provides certain documentation to the lender demonstrating that the Company employs at least 100 "Qualified Employees," as defined in the loan agreement, for a minimum period of five years. The reimbursement loan is non-interest bearing, subject to certain provisions that may require interest in the event of a default by us, as defined in the relevant agreement.


As of September 30, 2000, annual principal maturities of long-term debt are as follows:

     Year Ending September 30,

            2001                                                $    657
            2002                                                     711
            2003                                                     945
            2004                                                   1,280
            2005                                                     898
            Thereafter                                            17,630
                                                                --------
            Total                                               $ 22,121
                                                                ========


11.  CAPITAL LEASE AND FINANCING OBLIGATIONS:


Capital lease and financing obligations require future minimum payments as follows at September 30, 2000:

     Year Ending September 30,

            2001                                                $  1,131
            2002                                                     907
            2003                                                     790
            2004                                                     790
            2005                                                      84
            Less: portion attributable to interest                  (527)
                                                                --------
            Present value of capital lease and financing
             obligations at  September 30, 2000                 $  3,175
                                                                ========

These instruments are collateralized by the specific machinery and equipment covered under each obligation. The balances of assets leased and financed are as follows:

                                                   September 30,
                                            ----------------------------
                                                2000             1999
                                            -----------       ----------

        Gross assets                        $    5,201        $   1,943
        Accumulated depreciation                (1,948)          (1,132)
                                            -----------       ----------
               Net book value               $    3,253        $     811
                                            ==========        =========

Amortization relating to these assets has been included in the amounts reported in Note 6.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)




12.  RELATED PARTY TRANSACTIONS


Amounts due from and due to related parties consist of the following:

                              Due from Related Parties   Due to Related Parties
                              ------------------------   ----------------------
                                     September 30,            September 30,
                             -------------------------  -----------------------
                                2000            1999       2000          1999
                             ---------       ---------  ---------     ---------
Affiliated entities          $  32,425       $  22,096  $   8,439     $   1,155
Stockholders                     1,166           2,113      3,070         3,070
                             ---------       ---------  ---------     ---------
                             $  33,591       $  24,209  $  11,509     $   4,225
                             =========       =========  =========     =========


The receivables from affiliated entities have arisen in the normal course of business, primarily from the funding provided by companies in the consolidated group to other entities owned by the stockholders of SATI. These receivables have no definite repayment date. Amounts due from stockholders primarily represent loans made to certain of our stockholders. The loans have no stated rates of interest and have no definite repayment date. Additionally, the Company regularly purchases from and sells to affiliates in the normal course of business at market prices at the time of each transaction. These amounts are settled in the normal course of business.

Amounts due to related parties consist of prior interest accrued through September 30, 1999, amounts owed to a stockholder of SATI, and other amounts owed to affiliated entities in connection with the various purchase and leasing transactions discussed below. The prior accrued interest liability owed to SATI's stockholder was not transferred to SATI in connection with the July 9, 1999 transaction described below and is payable on demand. Interest subsequent to September 30, 1997 was forgiven by the stockholder through July 9, 1999, at which time, all amounts owed to the stockholder were transferred to and assumed by SATI, and accordingly, all interest from July 9, 1999 forward is being accrued by SATI. The Company recorded imputed charges related to the interest forgiven by the stockholder as capital contributions during the fiscal year ended September 30, 1998 and for the period from October 1, 1998 through July 9, 1999, based upon the Company's then borrowing rates.

In connection with the transactions discussed in Notes 3 and 9, substantially all amounts owed to affiliates and stockholders as of July 9, 1999, were transferred to, and assumed by SATI. The following represents the average amounts due from, and owed to, unconsolidated affiliates and stockholders, which are non-interest bearing, during the years ended September 30, 2000 and 1999:

                                              2000             1999
                                           -----------       -----------
Due from:
   Affiliated entities                     $  27,260         $  20,063
   Stockholders                            $   1,403         $   1,640

Due to:
   Affiliated entities                     $   4,797         $   3,373
   Stockholders                            $   3,070         $   3,070

Interest expense on the outstanding borrowings from the stockholders and their immediate families approximated $1,052 for the period from October 1, 1998 through July 8, 1999 and $1,390 for the fiscal year ended September 30, 1998 and include the interest imputed on certain debt as described above.

A subsidiary of the Company purchases corrugating medium, a material used to manufacture corrugated containers, and core stock from American Kraft Mills of Tennessee LLC at market prices. The Company's purchases of corrugating medium and core stock from American Kraft Mills of Tennessee LLC were $392, $2,356, and $242 for the years ended September 30, 2000, 1999 and 1998, respectively.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)



Under an agreement dated December 12, 1994, American Tissue Corporation, reimburses American Tissue Mills de Mexico for all operating expenses, including payroll costs, incurred by American Tissue Mills de Mexico for converting jumbo tissue rolls supplied by the Company into finished tissue products at our converting facility in Mexicali, Mexico. The Company also pays American Tissue Mills de Mexico a fee equal to 5.0% of such operating expenses, net of any losses resulting from currency fluctuations. The Company reimbursed American Tissue Mills de Mexico $4,145, $2,544 and $2,021 of operating expenses for the years ended September 30, 2000, 1999 and 1998, respectively and paid American Tissue Mills de Mexico $1,116, $1,318, and $972 in converting fees for the years ended September 30, 2000, 1999 and 1998, respectively.

During the years ended September 30, 2000, 1999 and 1998, the Company paid fees of $140, $120, and $120, respectively to an entity which one of the Company's executive vice presidents is the sole stockholder.

A subsidiary of the Company has guaranteed the payment and performance by American Forms LLC, as tenant, under a lease dated as of July 1, 2000 of a warehouse facility located in Plano, Texas expiring June 30, 2020. The current annual rent under this lease is approximately $396 and increases from time to time to a maximum of approximately $695. In addition, the tenant pays as additional rent to Plano Realty all taxes, insurance and maintenance costs of this facility. The subsidiary made payments of $66 on behalf of the tenant during the year ended September 30, 2000.

A subsidiary of the Company has entered into a production sales agreement with American Tissue Mills of Maine LLC dated in May 2000 under which the subsidiary agrees to purchase at current market prices, as reasonably determined by the subsidiary, all of the output of the paper mill operated by American Tissue Mills of Maine LLC in Augusta, Maine that American Tissue Mills of Maine LLC is unable to sell to third parties. This agreement has an initial term of 10 years, subject to automatic renewal for additional 10 year terms if neither party elects to terminate within 30 days after the initial term or any renewal term. The Company has paid an aggregate of $4,300 under this agreement in fiscal 2000. Additionally, the Company advanced this affiliate, a deposit of $3,336, which amount will be applied to future purchases of inventory. This amount has been classified within non-current other assets at September 30, 2000, in the accompanying consolidated balance sheets.

A subsidiary of the Company entered into a sales representation contract dated February 1, 2000 with American Paper Mills of Vermont, Inc., ("APMV") whereby the subsidiary is responsible for the marketing and sales of all paper products produced by APMV. The subsidiary has the credit risk (del credere responsibility) for all sales unless otherwise agreed to by the parties. The subsidiary remits to APMV the sales price net of a 2% fee retained by the subsidiary. The total fees earned for the year ended September 30, 2000 were $417. The term of the contract is for three years with an automatic annual renewal unless terminated by either party by 60 days advance written notice.

Certain of the Company's subsidiaries lease facilities from affiliated entities. Reference is made to Note 14, wherein the future minimum rental commitments and annual rent expense are disclosed.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)



Equipment Leases

During fiscal 2000, certain of the Company's subsidiaries entered into operating lease arrangements with SATI and an affiliate for the utilization of various equipment that is owned and financed or leased by SATI and the affiliate from unrelated third parties. The following is a schedule of the future minimum rental payment commitments of the Company to SATI and the affiliate under such operating leases, which expire on varying dates through 2020:

     Year Ending September 30,

         2001                                                     $13,680
         2002                                                      13,513
         2003                                                      13,278
         2004                                                      12,900
         2005                                                      14,823
         Thereafter                                                37,789
                                                                  -------
         Total                                                   $105,983
                                                                  =======


Rental expense on these leases approximated $6,176 for the year ended September 30, 2000.


Transfer of Related Party Debt

On July 9, 1999, approximately $24,400 representing all amounts owed by the Company's subsidiaries to beneficial owners of the Company's common stock and to certain affiliated entities as of such date were assumed by SATI, the Company's ultimate parent. This transaction has been treated as a capital contribution from SATI to MATI and thereafter to the Company. The Company's subsidiaries have been released from liabilities to such stockholders and affiliated entities.


Middle American Tissue Notes and Equity Investment

On July 9, 1999, the Company's immediate parent, MATI, raised approximately $20,000 through the sale of senior secured discount notes due 2007 ("Middle American Notes") in a private transaction. The Middle American Notes have a face value of $35,756 and were issued with warrants to purchase up to 12% of Middle American Tissue's common stock at a nominal exercise price. The Middle American Notes are structurally subordinate to the New Credit Facility and the Senior Secured Notes because such notes were issued by the Company's parent and are not guaranteed by the Company.

In addition, on July 9, 1999, Super American Tissue Inc., the Company's indirect parent, made an equity investment in Middle American Tissue Inc. in the amount of $5,000. MATI used both this amount and the net proceeds raised in connection with the sale of the Middle American notes to make a $24,500 equity contribution to the Company.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


13.  EMPLOYEE RETIREMENT PLANS


The Company offers various retirement benefits to its employees. The following is a brief summary of the plans offered by the entities included in the consolidated results of the Company (collectively referred to as the "Plans"):


401(k) Plans

Substantially all employees are covered in either union participation or non-union participation plans, subject to specific plan eligibility requirements. Certain of the Company's subsidiaries sponsor retirement savings plans under Section 401(k) of the Internal Revenue Code. The plans allow for employee contributions based on a percentage of compensation, ranging between 1% and 15%. The Company will match employee contributions to the union plans in accordance with the union participation agreements. The Company can make matching contributions to the non-union plans. Total Company contributions made to the 401(k) Plans were approximately $663, $367 and $353 for the years ended September 30, 2000, 1999 and 1998, respectively.


Pension and Postretirement Benefit Plans

Certain of the Company's subsidiaries sponsor non-contributory defined benefit plans, as well as a post-retirement medical benefit plan. Assets of these plans are invested in conservative, highly-liquid investments, primarily through money market funds.

The Company also sponsors a post-retirement medical benefit plan, the Berlin Post-Retirement Medical Benefit Plan, which covers certain employees of Pulp & Paper of America LLC, a subsidiary of the Company. The Company assumed this liability in connection with the acquisition of the Berlin-Gorham Mills.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


The following tables set forth the funded status of the Plans based on actuarial valuations covering the fiscal years ending September 30, 2000, 1999 and 1998:

                                                                                                              Post-retirement
                                                                       Pension Benefits                           Benefit
                                                          -----------------------------------------       -------------------------
                                                            2000            1999            1998            2000            1999
                                                          ---------       ---------       ---------       ---------       ---------
Changes in benefit obligation:
   Benefit obligation at beginning of year                $   2,298       $     871       $     312       $   8,512       $      --
   Service cost                                               1,030             562             395             347              73
   Interest cost                                                173              56              23             730             145
   Acquisitions                                                  --           1,142              --              --           9,194
   Net actuarial (gain) loss                                    226            (333)            141             746            (900)
                                                          ---------       ---------       ---------       ---------       ---------
Benefit obligation at end of year                         $   3,727       $   2,298       $     871       $  10,335       $   8,512
                                                          ---------       ---------       ---------       ---------       ---------

Change in plan assets:
   Fair value of plan assets at beginning of year         $     507       $     219       $      25       $      --       $      --
   Actual return on plan assets                                 269              12               4              --              --
   Employer contribution                                        810             276             190              --              --
                                                          ---------       ---------       ---------       ---------       ---------
   Fair value of plan assets at end of year               $   1,586       $     507       $     219       $      --       $      --
                                                          ---------       ---------       ---------       ---------       ---------

Funded status                                             $  (2,141)      $  (1,791)      $    (652)      $ (10,335)      $  (8,512)
Unrecognized actuarial (gain) loss                              623            (273)            134            (158)           (900)
                                                          ---------       ---------       ---------       ---------       ---------
(Accrued) benefit cost                                    $  (1,518)      $  (2,064)      $    (518)      $ (10,493)      $  (9,412)
                                                          ---------       ---------       ---------       ---------       ---------

Weighted-average assumptions:
   Discount rate                                               6.88%           7.75%           6.75%           7.75%           7.75%
   Expected return on plan assets                              6.88%            4.5%            4.5%             --              --
   Rate of compensation increase                                3.0%            4.5%            4.5%            N/A             N/A

Components of net periodic benefit cost:
   Service cost                                           $   1,030       $     562       $     395       $     347       $      73
   Interest cost                                                173              56              23             730             145
   Expected return on plan assets                               (43)            (12)             (8)             --              --
   Recognized net actuarial loss                                 32               1              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
Net periodic benefit cost                                 $   1,192       $     607       $     410       $   1,077       $     218
                                                          =========       =========       =========       =========       =========



With respect to the post-retirement medical plan, for measurement purposes, a 6.0% health care trend rate was used for 2000 and 1999. The trend rate was assumed to decrease to 4.5% in 2001 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects on expenses and year-end liabilities:



                                                                                   One Percentage Point
                                                                 ----------------------------------------------------------
                                                                           2000                            1999
                                                                 --------------------------    ----------------------------
                                                                   Increase       Decrease       Increase        Decrease
                                                                 -----------    -----------    ------------   -------------
   Effect on total of service and interest cost components           $151          $(132)             $32          $(28)
   Effect on total post-retirement benefit obligation              $1,289        $(1,108)          $1,153         $(991)



AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)



14.  COMMITMENTS AND CONTINGENCIES


Leases

The Company leases facilities under non-cancelable operating leases, with unrelated parties and affiliated entities, which expire at various dates through May 31, 2018. These leases require minimum future rental payments as follows:

Year Ending September 30,              Affiliates              Non-Affiliates

         2001                          $    2,399                $     1,043
         2002                               2,424                        969
         2003                               2,461                      1,051
         2004                               2,540                      1,051
         2005                               2,567                      1,051
         Thereafter                        33,758                        875
                                       ----------                -----------
                                       $   47,990                $     7,969
                                       ==========                ===========

In addition, the Company is obligated to pay certain real estate taxes under these lease arrangements. Rent expense approximated $4,334, $3,412 and $2,065 for the years ended September 30, 2000, 1999 and 1998, respectively including $1,840, $1,777, and $379, respectively, for rent expense paid to affiliated entities.


Boise Cascade

Concurrent with the purchase of its tissue paper machine from Boise Cascade Corporation ("Boise"), for $5,000 in November 1992, a subsidiary of the Company, American Tissue Mills of Oregon, Inc., (ATM-Oregon") entered into an agreement with Boise whereby Boise agreed to operate and maintain the machine through December 2022. The acquisition of the machine was made to expand the Company's operations and to serve the West Coast market more efficiently. Boise has a security interest in the equipment. ATM-Oregon will reimburse Boise each month for the cost of such operations, including raw materials, and maintenance. Costs under this agreement approximated $17,465, $13,371 and $11,911 for the years ended September 30, 2000, 1999 and 1998, including approximately $3,561, $1,835 and $695 of fees capitalized relating to fixed asset improvements, consisting primarily of upgrades done to improve the performance and capacity of the machine.

Pursuant to the operating agreement with Boise, certain events may require Boise to purchase the machinery. In the instances where Boise would be required to purchase the machinery, the price would be based upon the Company's existing net book value of the machinery, as defined, plus $5,000. Boise may exercise an option to purchase the machinery if ATM-Oregon defaults on the agreement prior to contractual termination, or at termination, for a price based upon the existing net book value of the machine, as defined, at the time of default. If ATM-Oregon defaults prior to contractual termination, Boise's purchase option is equal to the net book value of the machine at the date of termination upon default. Boise's option to purchase the machine at the contractual termination date is equal to the higher of the net book value on the termination date or the fair market value of the machine. At no time does the machine automatically revert to Boise. ATM-Oregon also has a right to renegotiate the agreement during the six-month period ended December 31, 2008, after which, if Boise and ATM-Oregon cannot agree upon new terms, ATM-Oregon can terminate the agreement, at which time Boise has the option to purchase the machine for a price equal to the net book value at that date less $5,000 with any resulting negative amount paid by ATM-Oregon to Boise. As part of the operating agreement between ATM-Oregon and Boise, ATM-Oregon has agreed to purchase a minimum quantity of pulp from Boise, which for each of the three fiscal years ended September 30, 2000, was 35,000 tons as delivered "slurry" at the beginning of ATM-Oregon's machine. The agreement was amended in January 1999 to require minimum purchases of 57,000 tons beginning after December 31, 2002. The prices paid for pulp purchases are based upon market rates with certain agreed to reductions for costs that do not have to be incurred by Boise. In

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


the event that Boise can not deliver minimum yearly quantities, as defined, ATM-Oregon is entitled to a credit which approximates the indirect and direct costs to manufacture any lost tons, in order to allow ATM-Oregon to purchase pulp from other at similar net prices.

At September 30, 2000 and 1999, accounts payable and accrued expenses included approximately $15,595 and $5,029 due to Boise.

In January 1999, ATM-Oregon amended its agreement with Boise whereby, in connection with the planned upgrade of the tissue paper machine, ATM-Oregon or another affiliate of the Company is responsible to construct a building on Boise's premises for use by ATM-Oregon as a warehouse. In connection therewith, ATM-Oregon entered into a Warehouse Site Lease with Boise, which covers the lease of the property upon which the building will be constructed. ATM-Oregon will pay an immaterial amount on an annual basis for the lease of the property. The Warehouse Site Lease expires on December 31, 2002. Construction has commenced and financing negotiations for the construction are in process.

Upon completion of the building and all related fixtures and furnishing, ATM-Oregon has the right to cause Boise to purchase the building and related fixtures and furnishings at any time after ATM-Oregon is in default of its financing obligations, provided that the principal amount of the construction financing shall in no case exceed the lower of the construction costs excluding capitalized interest or $4,000, and provided that the construction loan is amortized over a period not to exceed 20 years. If ATM-Oregon exercises this option, the purchase price shall be the remaining balance outstanding under the construction loan at that time. Additionally, Boise has the option to purchase the building and related fixtures and furnishing at the net book value upon termination of the Warehouse Site Lease.

There are substantial restrictions on ATM-Oregon's right to assign its interest in its agreement with Boise, including a prohibition on assignment to a competitor of Boise's business at this facility.

Jumbo Tissue Roll Contracts

The Company has entered into jumbo roll supply contracts with various manufacturers of finished tissue products. Under these contracts, the Company is obligated to supply a certain level of various grades of jumbo tissue rolls and finished tissue products. All pricing for sales made pursuant to these contracts is based upon market prices at the time of sale. These agreements are generally one-year renewable term contracts, with exception of two agreements. One agreement, which expires in January 2009, requires the Company to provide 6,000 tons of jumbo tissue rolls on an annual basis. The other agreement is a combined jumbo tissue roll and finished tissue products supply contract that expires on September 30, 2001, with an option to extend for three years. Under this contract, the customer will supply the fiber for production at no cost and the Company must provide a minimum of 6,000 annual production hours, and a maximum of 7,800 annual production hours, with respect to jumbo tissue rolls to be produced, and the Company must produce certain grades of facial and bath tissue products in the amounts of a minimum level of facial tissue products of 110,000 cases per month, and a maximum of 30,000 cases per month for bath tissue. The

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


customer is not complying with the terms of this contract and the Company has commenced a litigation for non-compliance. The tons and case production capacity have been utilized for other customers. With respect to the other three contracts, the current terms require a combined minimum supply of jumbo rolls at 35,400 tons on an annual basis.


Pulp Purchase Agreement

In connection the acquisition of the Berlin-Gorham Mills, the Company, through its PPA, entered into a contract with Crown whereby PPA will sell 40,000 tons of certain grades of wood pulp per year to Crown. Pricing under this agreement will be based upon published market prices. The agreement expires in March 2002. Pursuant to this agreement, Crown will receive a 6% discount during the first twenty-four months of the agreement and 3% discount during the last twenty-four-months of the agreement. Crown has formally rejected this agreement in its bankruptcy proceeding, which commenced in March 2000. The Company believes this will not have a material impact on the results of its operations as a result of existing demand from other customers.

Strategic Alliance Agreement

In connection with the acquisition of the Berlin-Gorham Mills, the Company, through PPA, entered into a contract with Crown whereby Crown provides certain marketing and sales services to PPA related to sales of certain grades of paper, at Crown's expense, for a three-year period ending in March 2002. The terms of the agreement provide that Crown will use its best efforts to purchase an annual minimum of 20,000 tons of certain grades of paper manufactured by PPA. The paper will be sold to Crown at market prices at the time of sale, less a discount of 12% of the sales price, excluding freight and any normal cash discounts, as compensation for the services provided by Crown to PPA. At the termination of the three-year period, Crown is required to purchase at the then current market price, all specified grades of paper remaining in PPA's inventory that were manufactured by PPA during the agreement term and that are identified by or contain Crown's trademarks, as defined in the agreement. Crown is not performing its obligations under this agreement. The Company has developed its own marketing and distribution organization for the sale of these products and does not expect any material adverse impact on its results of operations.


Paper Brokerage Agreement

In connection with the acquisition of the Berlin-Gorham Mills, the Company, through PPA, entered into a contract with Crown, whereby Crown provides marketing and sales services to PPA at Crown's expense, for a three-year period ending in March 2002. The terms of this agreement also provide that Crown will sell an annual minimum of 130,000 tons of certain grades of paper produced by PPA at market prices, as specified in the agreement, Crown acts solely as an agent for selling the paper and is paid a commission of 4.5% on the products sold by Crown on PPA's behalf. Crown is not performing its obligations under this agreement. The Company has developed its own marketing and distribution organization for the sale of these products and does not expect any material adverse impact on its results of operations.


Environmental Matters

Upon the acquisition of the Berlin-Gorham Mills (Note 3), the Company assumed the liability for estimated landfill site restoration, post-closure and monitoring costs on the property acquired. As of September 30, 2000, the Company recorded a liability of $1,471 for such costs, respectively. The accrued amounts are expected to be paid during the operation of the landfill, through closure of the landfill, and over the thirty-year post-closure monitoring period.

The Environmental Protection Agency issued final rules affecting pulp industry discharges of gaseous emissions ("Cluster Rules"), which became effective on April 15, 1998. These Cluster Rules require changes in the pulping and bleaching processes presently used in some U.S. pulp mills, including the Berlin pulp mill. Management estimates that approximately $17.4 million of capital expenditures may be required to comply with the rules over the next two to three years. There are risks and uncertainties associated with the estimate that could cause total capital

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology and interpretation of the rules by government agencies that are substantially different from management's interpretation, or other items.


Crown is obligated under its asset purchase agreement (Note 3) with the Company to indemnify the Company against breach of its representations and warranties in this agreement, including its representations as to environmental matters. In addition, Crown, under an agreement with the Company dated July 9, 1999, agreed to manage and to pay the entire cost of implementing, a plan of remediation to encapsulate and seal off an area in the northern portion of our Berlin pulp mill property identified as containing contaminants generated by a former chemical plant that had been located on this site.


In October 2000, the Company received a letter from the New Hampshire Department of Environmental Services, (the "Department") informing the Company that the Department had been advised by Crown that it did not intend to proceed with its remediation of the site and that, therefore, the Department was looking to the Company to perform the necessary cleanup and restoration of the site and the surrounding environment under a strict liability provision of the New Hampshire environmental statutes. The Department requested that the Company conduct a site investigation to assess the extent of soil and groundwater contamination, including samplings of riverbed sediments and air samplings to evaluate the risks of atmospheric and sedimentary contamination. The letter also required the Company to conduct an immediate cleanup of contaminants detected on the river bank closest to the site and to apply for a groundwater management permit. The Company responded to the Department's letter in November 2000, stating that the Company required time to obtain and evaluate existing site data since Crown had been managing remediation at the site pursuant to the Company's agreement with it, that the cleanup requested would be immediately conducted and the results thereof reported to the Department and setting forth a preliminary scope of work for the investigation.


Environmental consultants engaged by the Company currently estimate the maximum costs of investigation, contaminant removal and remediation to be a maximum of $4.5 million. However, if this investigation reveals both air and river bed contamination, the costs of remediation could be significantly higher.

The Company has filed a claim in the Crown Paper bankruptcy proceeding seeking indemnification for various environmental claims and damages for breach of their agreement to remediate the Berlin pulp mill site. However, in light of Crown Paper's financial condition and the amount of the secured claims in the case, it is unlikely that it will receive any distribution from Crown in respect of the claim. Although the Company may have recourse to prior owners of this site, it cannot assure that it will not have to bear the full burden of any environmental liabilities which it would otherwise expect to recover from Crown. Accordingly, if the Company is determined to be strictly liable for the costs of remediating this site without recourse to others, depending on the ultimate cost of remediation, its financial condition and result of operations could be materially and adversely impacted.


Litigation

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. The outcome of such current legal proceedings, claims and litigation could have a material effect on our operating results or cash flows when resolved in a future period. In August 1999, the Company settled an action that was filed in the United States District Court for the Eastern District of New York in June 1998 containing various claims of natural origin discrimination brought on behalf of 21 former employees of ATC, for approximately $10 per plaintiff and $405 in the aggregate. Additionally, ATC is a party to an action brought before the National Labor Relations Board by the Service Employees International Union, Local 339, AFL-CIO, in August 1996, whereby ATC has been charged with certain violations of employees' rights under the National Labor Relations Act. In November 1998, an administrative law judge rendered a decision against ATC and awarded back pay to the same 21 employees in the case discussed above. No amount for the back pay award has been determined and it is presently not possible to estimate the amount of the award.

AMERICAN TISSUE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


15.  EXTRAORDINARY ITEM


In connection with the issuance of its senior secured notes during fiscal 1999, (Note 9), the Company utilized the proceeds from this issuance to repay certain existing indebtedness. The Company incurred a loss of $4,164 on the early extinguishment of this debt. This loss on extinguishment consisted of $2,850 of cash payments made in connection with the early termination of long-term capital lease obligations as well as the long-term notes from GECC, and $1,314 of non-cash charges representing the unamortized portions of deferred financing costs related to the GECC facility.

16.  INSURANCE SETTLEMENTS

During fiscal 1998, the Company suffered losses as a result of two fires at two of the Company's facilities, and damage to a major piece of equipment at a third location. The Company was reimbursed through insurance for approximately $2,200 for claims equal to the amount of these losses. Such charges and recoveries were recorded during fiscal 1998 as the associated repairs and related reimbursements were completed by the end of fiscal 1998.

As a result of the equipment damages, the Company incurred other losses consisting of additional purchase costs for jumbo rolls and other production materials that otherwise would have been manufactured by the Company at a lower cost than the amounts paid to third parties to purchase the required materials. While the Company is insured for these types of losses, approximately $2,700 of losses were incurred and charged to operations during fiscal 1998 that were not covered by the Company's insurance, due to the deductible provisions of the Company's insurance policies. Approximately $700 of losses incurred in fiscal 1998 were insured and were reimbursed in early fiscal 1999. Losses relating to these additional costs incurred in operating the business while the equipment was being repaired continued into fiscal 1999, until the machine became fully operational in mid-1999. The amount of losses incurred during this time amounted to $2,400. Such losses were charged against operations during fiscal 1999 and were offset by insurance recoveries of $2,400 that were received during fiscal 1999.

17.  SUBSEQUENT EVENT

On November 1, 2000, a subsidiary of the Company transferred its interest in all of the accounts receivable and inventories of its "forms" business to an affiliated entity. The net assets transferred to the affiliate had an aggregate net carrying value on November 1, 2000 of $13,612. The affiliate paid to the subsidiary the book value, with no resulting gain or loss.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and
Stockholder of American Tissue Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of American Tissue Inc. and subsidiaries (the "Company") included in this filing on Form 10-K and have issued our report thereon dated December 29, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     /s/ ARTHUR ANDERSEN LLP


Melville, New York
December 29, 2000

                                                                     SCHEDULE II



                        VALUATION AND QUALIFYING ACCOUNTS

                                (AMOUNTS IN 000s)



               COLUMN A                COLUMN B          COLUMN C       COLUMN D         COLUMN E
Description                           Balance at                       Write-off of
                                      Beginning of       Charge to     uncollectible     Balance at
                                      Period             Expenses      accounts          end of period
                                      ----------------------------------------------------------------
Allowance for doubtful accounts
September 30, 1998                       $1,380          $  560          $1,857          $   83
September 30, 1999                       $   83          $  915          $  385          $  613
September 30, 2000                       $  613          $2,928          $   41          $3,500


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth, as of December 1, 2000, information as to our directors and executive officers:

        Name                         Age                            Position
        ----                         ---                            --------
Nourollah Elghanayan                  84             Chairman of the Board and a director
Mehdi Gabayzadeh                      56             President, Chief Executive Officer and a director
Edward I. Stein                       55             Executive Vice President and Chief Financial Officer
Nicholas T. Galante, III              45             Executive Vice President of American Tissue and President
                                                     and Chief Executive Officer of Pulp & Paper of America LLC
Steven C. Catalfamo                   40             First Vice President-Tissue Converting
John J. Jackmore                      62             First Vice President-Away-From-Home Division
Donald A. MacIntyre                   57             First Vice President-At-Home Division
Mark J. Smith                         39             First Vice President-Tissue Manufacturing
Andrew H. Rush                        41             Director

     Directors are elected by the stockholders to one-year terms. Officers serve at the discretion of the board of directors.

     Nourollah Elghanayan has served as our Chairman of the Board and a director since in October 1998. He served as President, Chief Operating Officer and director of our subsidiary, American Tissue Corporation, from 1982 until October 1998. Mr. Elghanayan is also an investor in commercial real estate.

     Mehdi Gabayzadeh has served as our President, Chief Executive Officer and a director since October 1998. He served as Executive Vice President and Director of our subsidiary, American Tissue Corporation, from 1982 to October 1998.

     Edward I. Stein has served as our Executive Vice President and Chief Financial Officer since May 1999. Prior to joining us, Mr. Stein served as Chief Financial Officer of Perry H. Koplik & Sons, Inc., a pulp and paper broker, from 1976 to May 1999.

     Nicholas T. Galante, III has served as our Executive Vice President and as President of our subsidiary, Pulp & Paper of America LLC, since April 1999. Mr. Galante has also served as Director of Jumbo Rolls and Fast Food Restaurants of our subsidiary, American Tissue Corporation, since 1994. Prior to joining American Tissue Corporation, Mr. Galante served an Executive Vice President of Tagsons Papers, Inc. from 1977 to 1994. Tagsons Papers, Inc. filed a petition seeking relief under Chapter 11 of the U.S. Bankruptcy Code in 1994.

     Steven C. Catalfamo has served as our First Vice President-Tissue Converting since April 1999 and Vice President-Engineering of our subsidiary, American Tissue Corporation, since 1994. He served as our Vice President of Engineering and Quality Control from 1989 to 1994, having joined American Tissue Corporation as a plant manager in 1986.

     John J. Jackmore has served as our First Vice President-Away-From Home Division since April 1999 and has served as Vice President-Commercial and Industrial Sales of our subsidiary, American Tissue Corporation, since 1992. From 1990 to 1992, he served as Sales Manager for Tagsons Papers, Inc. From 1985 to 1990, he served as President of Rhem-Sofco, a paper distributor.

     Donald A. MacIntyre has served as our First Vice President-At-Home Division since April 1999 and as Director of Consumer and Private Label Sales of our subsidiary, American Tissue Corporation, since 1991. From 1969 to 1991, he held various sales positions with Fort Howard and Sweetheart Cup Company Inc., including as National Sales Manager from 1989 to 1991.

     Mark J. Smith has served as our First Vice President-Tissue Manufacturing since April 1999 and as Vice President-Tissue and Kraft Manufacturing of our subsidiary, American Tissue Corporation, since 1994.

     Andrew H. Rush became one of our directors on July 9, 1999. Mr. Rush has been a Managing Director of DLJ Merchant Banking Partners, L.P. since January 1997. From 1992 to 1997, Mr. Rush was an officer of DLJ Merchant Banking Partners, L.P. and its predecessors. Mr. Rush currently serves as a member of the advisory board of Triax Midwest Associates, L.P. and as a member of the board of directors of Societe d'Ethanol de Synthese and Nextel Partners Inc. Mr. Rush previously served as a director of Doane Products Company.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned, whether paid or deferred, by our Chief Executive Officer and by other most highly compensated executive officers during fiscal 1998, 1999 and 2000 for services rendered in all capacities to us and our predecessor during such fiscal years. Mr. Nourollah Elghanayan, an executive officer of Middle American Tissue, did not receive any compensation from our predecessors during such fiscal years.


                                                                          Annual Compensation
                                                             ------------------------------------------------
                                                                                                Other
                                                                                                Annual              All Other
Name and Principal Position                  Fiscal Year     Salary ($)         Bonus($)    Compensation($)(1)   Compensation($)(2)
- ---------------------------                  -----------     ----------         --------    ------------------   ------------------
Mehdi Gabayzadeh                                2000           470,000              --         1,155                     --
President and Chief Executive Officer           1999           240,000              --           660                     --
                                                1998           240,000              --           691                     --

Nicholas T. Galante, III                        2000           287,788(3)           --         8,166                  2,119
Executive Vice President, President and         1999           225,763(3)           --           262                  2,133
Chief Executive Officer of Pulp & Paper         1998           210,000(3)           --           259                  1,835
America LLC

Edward I. Stein                                 2000           275,000              --         8,017                  5,127
ExecutiveVice President and Chief Financial     1999(4)         91,668              --         2,672                     --
Officer

Steven C.Catalfamo                              2000           158,750          12,500         9,116                  2,516
First Vice President- Tissue Converting         1999           106,923           8,500           465                     --
                                                1998            95,192          12,000           259                     --

John J. Jackmore                                2000           122,459          50,194         7,668                  2,323
First Vice President- Away-From-Home            1999           104,380          34,050           399                  2,714
Division                                        1998           101,724          31,493           293                  1,912

- ----------
(1) Reflects life insurance premiums and car allowances paid or reimbursed by us.

(2)  Reflects matching contributions under our 401(k) Plan.

(3) Mr. Galante's salary includes an annual consulting fee of $120,000 in fiscal 1998 and 1999 and $140,000 in fiscal 2000, which has been paid to Six Gees, Inc., a corporation wholly owned by Mr. Galante.

(4)  Mr. Stein began his employment with us on May 31, 1999.

401(k) Plan

     Substantially all of our non-union salaried employees, including our executive officers, participate in our 401(k) savings plan. Employees are permitted to defer up to 20% of their annual compensation each calendar year not to exceed $10,500 per year, which we contribute to the plan and we will make a matching contribution of up to 50.0% of the first 6.0% of the employee's contribution. We may also make discretionary contributions to the plan which would be allocated among participants based on the ratio of each participant's compensation to the total compensation of all participants for a plan year.

Director Compensation

     None of our directors receives any compensation or fees for service on the Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 15, 2000, with respect to the beneficial ownership, fully diluted, of our common stock by (a) each stockholder known by us to own beneficially 5% or more of the outstanding shares of our common stock; (b) each of our directors; (c) each of our executive officers named in Item 10, Directors and Executive Officers; and (d) all of our executive officers and directors as a group.

                                                                      Number of             Percentage
                                                                      Shares of                of
Name of Beneficial Owner(1)                                         Common Stock              Total
- ---------------------------                                         ------------              -----
Middle American Tissue Inc.(2) .................................      200.000                100.000
Super American Tissue Inc.(3) ..................................      191.986                 95.993
Nourollah Elghanayan ...........................................       53.474(4)              26.737
Victoria Elghanayan ............................................       35.057(5)              17.529
Mehdi Gabayzadeh ...............................................       88.000(6)              44.000
Mehdi Gabayzadeh and Joseph Neissany
as trustees for Diane Gabayzadeh Trust .........................       17.327(6)               8.664
Mehdi Gabayzadeh and Joseph Neissany
as trustees for Deborah Gabayzadeh Trust .......................       17.327(6)               8.664
Mehdi Gabayzadeh and Joseph Neissany
as trustees for John Gabayzadeh Trust ..........................       20.103(6)              10.051
Jeffrey Elghanayan .............................................       25.773                 12.887
Edward I. Stein ................................................           --                     --
Nicholas T. Galante, III .......................................           --                     --
Steven C. Catalfamo ............................................           --                     --
John J. Jackmore ...............................................           --                     --
Donald A. MacIntyre ............................................           --                     --
Mark J. Smith ..................................................           --                     --
Andrew H. Rush .................................................           --(7)                  --
All directors and executive officers
as a group (9 persons) .........................................      141.474(4)(6)(7)        70.737

- ----------
(1) The address of each of these stockholders is c/o American Tissue Corporation, 135 Engineers Road, Hauppauge, New York 11788.

(2) Middle American Tissue Inc. directly owns 100% of our issued and outstanding shares.

(3) Super American Tissue Inc. beneficially owns approximately 96.0% of the issued and outstanding shares of Middle American Tissue Inc., our direct parent, after giving effect to the exercise of warrants held by Super American Tissue to purchase up to approximately 8.0% of Middle American Tissue's common stock. Each of the persons or entities listed in this table beneficially owns their shares in American Tissue through their ownership interest in either Middle American Tissue Inc. or Super American Tissue Inc.

(4)  The shares of common stock beneficially owned by Mr. Elghanayan include
     35.057 shares owned directly by his wife, Victoria Elghanayan. Mr. Elghanayan disclaims beneficial ownership of the shares held by his wife.

(5) The shares of our common stock beneficially owned by Mrs. Elghanayan do not include 18.417 shares owned directly by her husband, Nourollah Elghanayan. Mrs. Elghanayan disclaims beneficial ownership of the shares owned by her husband.

(6)  The shares of our common stock beneficially owned by Mr. Gabayzadeh include
     20.103 shares owned by the John Gabayzadeh Trust, 17.327 shares owned by the Diane Gabayzadeh Trust and 17.327 shares owned by the Deborah Gabayzadeh Trust, over which Mr. Gabayzadeh has shared voting and dispositive power.

(7) Does not include warrants to purchase up to approximately 4.0% of Middle American Tissue's common stock beneficially owned by DLJ Merchant Banking Partners II, L.P. and affiliates, which we refer to as the "DLJMB Funds." Mr. Rush is a Managing Director of DLJ Merchant Banking Partners II, L.P. and, as a result, may be deemed to beneficially own the warrants owned by the DLJMB Funds. Mr. Rush disclaims beneficial ownership of the warrants beneficially owned by the DLJMB Funds.

     Super American Tissue Inc., Mr. Elghanayan and the other shareholders of Super American Tissue affiliated with him, Mr. Gabayzadeh and the other shareholders of Super American Tissue affiliated with him, and certain other companies controlled by Messrs. Elghanayan and Gabayzadeh that are not subsidiaries of Super American Tissue have entered into a shareholders agreement. The shareholders agreement provides that the board of directors of Super American Tissue is to consist of an equal number of directors designated by each of Messrs. Elghanayan and Gabayzadeh and that each subsidiary of Super American Tissue (including American Tissue Inc. and its subsidiaries) shall be directly or indirectly managed by them, provided that if any financing arrangement requires that the board of directors of Super American Tissue or any of its subsidiaries consist of one or more directors not appointed by Messrs. Elghanayan and Gabayzadeh,

     o such outside directors shall constitute no more than one third of the board of directors of Super American Tissue or the applicable subsidiary; and

     o any action by such board will require the consent of a majority of the directors designated by each of Messrs. Elghanayan and Gabayzadeh.

     Under the shareholders agreement, Messrs. Elghanayan and Gabayzadeh, or upon the incapacity or death of either of them, the remaining shareholder and the designee of such incapacitated or deceased shareholder, have the right to cause Super American Tissue or any of its subsidiaries to effect an initial public offering of its capital stock or any capital stock of its subsidiaries and other specified financing transactions. However, if the purpose of an initial public offering of the capital stock of Super American Tissue or any of its subsidiaries or other financial transaction (including a sale of all or substantially all of the assets of Super American Tissue or one of its subsidiaries) is the facilitation of payment of indebtedness owing by Super American Tissue or any of its subsidiaries to a shareholder of Super American Tissue then the authorization of such transaction is subject to the prior satisfaction of specified conditions. The most significant of such conditions is the requirement that the receipt by the shareholder proposing such transaction or the applicable company receive an opinion of an investment banking firm of nationally recognized standing to the effect that the proposed transaction is fair to all of the companies that are parties to the shareholders agreement and their respective shareholders. Super American Tissue is not required to redeem any of its capital stock from the estate of a deceased shareholder.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Super American Tissue Inc., a Delaware corporation, beneficially, owns all of the outstanding common stock of Middle American Tissue Inc. (other than warrants to purchase up to approximately 4.0% of the common stock of Middle American Tissue). Middle American Tissue owns 100% of our outstanding capital stock. Mr. Nourollah Elghanayan, our Chairman of the Board and a director, together with members of his family, owns 50.0% of the outstanding common stock of Super American Tissue. Mr. Mehdi Gabayzadeh, our President, Chief Executive Officer and a director, together with trusts for the benefit of Mr. Gabayzadeh's children, of which he is one of the trustees, owns the other 50.0% of the outstanding common stock of Super American Tissue.

     The stockholders of Super American Tissue also collectively own all of the outstanding shares of common stock or membership interests, as the case may be, of the following corporations and limited liability companies, which we refer to as the "Affiliated Companies": American Kraft Mills of Tennessee LLC, American Forms LLC, American Tissue Mills of Massachusetts Inc., American Tissue Mills of Maine LLC, American Tissue Mills de Mexico S.A. de C.V., American Tissue Mills of New York, Inc., American Tissue Mills of Ohio Inc., Super American Tissue Mills of Tennessee LLC, Huntington LLC, Lakeview Real Estate LLC, Mechanicville Realty LLC, Pheasant LLC and Plano Realty LLC. Mr. Elghanayan serves as Chairman, Chief Executive Officer, Treasurer and a director of each of the corporate Affiliated Companies and as a manager of each of the Affiliated Companies that is a limited liability company. Mr. Gabayzadeh serves as President, Chief Operating Officer, Secretary and a director of each of the corporate Affiliated Companies and as a manager of each of the Affiliated Companies that is a limited liability company. The Affiliated Companies do not have any other officers, directors or managers.

Transactions with the Affiliated Companies

     Some of the Affiliated Companies are indebted to some of our subsidiaries. Such indebtedness was incurred since October 1, 1999, the first day of fiscal 2000, or was incurred prior thereto and has been outstanding since the date of incurrence of such indebtedness. All of the amounts receivable by our subsidiaries from the Affiliated Companies have no definite maturity date and do not bear interest.

     The following table sets forth information as to such indebtedness as of September 30, 2000 and as to the highest amount of such indebtedness outstanding since October 1, 1999:

                                                                                                            Highest Amount
                                                                                  Amount Outstanding at    Outstanding Since
          Creditor                                         Debtor                   September 30, 2000       October 1, 1999
          --------                                         ------                   ------------------       ---------------


American Tissue Corporation......           American Kraft Mills of Tennessee         $  2,930,146   (1)     $  2,930,146   (1)
American Tissue Corporation......           American Tissue Mills of Ohio                4,001,074   (2)        4,001,074   (2)
American Tissue Corporation......           American Tissue Mills of Massachusetts       8,740,375   (3)        8,740,375   (3)
American Tissue Corporation......           American Tissue Mills de Mexico              3,293,728   (4)        3,293,728   (4)
Grand............................           American Tissue Mills of Ohio                1,080,132   (2)        1,080,132   (2)
Grand............................           American Tissue Mills of Massachusetts       1,442,278   (3)        1,442,278   (3)
American Tissue Mills of Greenwich          American Tissue Mills of Massachusetts         197,000   (3)          197,000   (3)
100 Realty Management............           Pheasant                                        17,766   (5)           17,766   (5)
American Tissue Mills of New York           American Tissue Mills of Massachusetts         150,380   (3)          150,380   (3)

Other............................                                                          675,836                675,836
                                                                                      ------------           ------------
      Total......................                                                     $ 22,528,715           $ 22,528,715
                                                                                      ============           ============

- ----------
(1) Represents indebtedness arising from loans made from time to time to finance the purchase of assets by American Kraft Mills of Tennessee, consisting of a kraft paper mill and related startup costs, capital improvements and working capital needs.

(2) Represents indebtedness for advances made from time to time to finance certain continuing costs of maintaining the tissue mill owned by American Tissue Mills of Ohio.

(3) Represents indebtedness for advances made from time to time to finance certain continuing costs relating to a tissue mill formerly operated by American Tissue Mills of Massachusetts which has discontinued operations.

(4) Represents indebtedness for working capital loans made from time to time to finance the converting operations conducted by American Tissue Mills de Mexico at our converting facility in Mexicali, Mexico.

(5) Represents indebtedness arising from working capital loans made from time to time to finance the acquisition of certain undeveloped land owned by Pheasant which is proposed to be leased to American Tissue Corporation following the development and construction of a warehouse.

     In addition to the above listed loans and advances made to the affiliated entities, we engage in other transactions in the ordinary course of business with these and other affiliated entities. Such transactions are accounted for on the same basis as transactions with unrelated parties and reflected as operating receivables and payables.

     Our subsidiary, American Tissue Mills of Neenah, has entered into a lease, dated August 1, 1998, with Lakeview Real Estate pursuant to which American Tissue Mills of Neenah leases our Neenah, Wisconsin distribution facility from Lakeview for a 20-year term expiring on July 31, 2018. The annual rental under such lease is currently approximately $1,268,000, and increases from time to time to a maximum annual rent of approximately $1,460,000. In addition, the tenant pays as additional rent to Lakeview all taxes, insurance and maintenance costs of such facility.

American Tissue Mills of Neenah has made aggregate rental payments to Lakeview in fiscal 2000 of approximately $1,268,000.

     Our subsidiary, American Tissue Corporation, leases a warehouse facility located in Huntington, New York from Huntington LLC under a lease dated June 1, 1998, for a 20-year term expiring on May 29, 2018. The current annual rental under such lease is approximately $540,000 and increases from time to time to a maximum of approximately $883,000. In addition, the tenant pays as additional rent to Huntington all taxes, insurance and maintenance costs of this facility. American Tissue Corporation has made aggregate rental payments to Huntington in fiscal 2000 of approximately $524,000.

     American Tissue Corporation has guaranteed the payment and performance by American Forms LLC, as tenant, under a lease dated as of July 1, 2000 of a warehouse facility located in Plano, Texas expiring June 30, 2020. The current annual rent under this lease is approximately $396,000 and increases from time to time to a maximum of approximately $695,000. In addition, the tenant pays as additional rent to Plano Realty all taxes, insurance and maintenance costs of this facility. American Tissue Corporation has made aggregate rental payments, on behalf of the tenant, in fiscal 2000 of approximately $66,000.

     American Tissue Mills of New York leases a warehouse facility located in Mechanicville, New York from Mechanicville Realty under a lease dated as of July 31, 2000 for a 20 year term expiring July 31,2020. The current annual rent under the lease is approximately $650,000. In addition, the tenant pays as additional rent to Mechanicville Realty all taxes, insurance and maintenance costs of this facility. No payments have been made to date under this lease.

     American Tissue Corporation has entered into a production sales agreement with American Tissue Mills of Maine LLC dated in May 2000 under which American Tissue Corporation agrees to purchase at current market prices, as reasonably determined by American Tissue Corporation, all of the output of the paper mill operated by American Tissue Mills of Maine in Augusta Maine which American Tissue Mills of Maine is unable to sell to third parties, unless America Tissue Corporation submits purchase orders for some or all of the products produced at the Augusta mill. This Agreement has an initial term of 10 years, subject to automatic renewal for additional 10 year terms if neither party elects to terminate within 30 days after the initial term or any renewal term. American Tissue Corporation has paid an aggregate of approximately $4.3 million under this Agreement in fiscal 2000 for approximately 4,867 tons of paper products.

     Super American Tissue leases equipment to a number of our subsidiaries at varying annual rentals for terms which range from three to seven years. The aggregate annual rental payable under these leases currently aggregates $12.5 million. In fiscal 2000, our subsidiaries paid an aggregate of approximately $6.2 million to Super American Tissue under these leases.

     American Tissue Mills of Tennessee leases from Super American Tissue Mills of Tennessee a paper mill, converting facility and warehouse located in Memphis Tennessee under a lease dated as of September 25, 2000 for a 20 year term expiring in September, 2020. The current annual rent under the lease is approximately $300,000. In addition, the tenant pays all taxes, insurance and maintenance costs of this facility. American Tissue Mills of Tennessee has made aggregate rental payments under this lease of approximately $5,000.

     American Tissue Mills of Tennessee also leases from Super American Tissue Mills of Tennessee the equipment located at the Memphis facilities referred to above under a lease dated as of September 25, 2000 for a 20 year term expiring in September 2020. The current annual rent under this lease is approximately $2.1 million. In addition, the tenant pays all taxes, insurance and maintenance costs of this equipment. American Tissue Mills of Tennessee has made aggregate payments under this lease of approximately $175,000.

     In November 2000, American Tissue Corporation sold to American Pad & Paper LLC, inventory and accounts receivable having a book value of approximately $9.3 million at a purchase price equal to the book value of these assets.

     American Tissue Corporation purchases corrugating medium, a material used to manufacture corrugated containers, and core stock from American Kraft Mills of Tennessee at market prices. In fiscal 2000, American Tissue Corporation purchased approximately 964 tons of corrugating medium and core stock from American Kraft Mills of Tennessee for which it paid an aggregate of approximately $392,000.

     Under an agreement dated December 12, 1994, American Tissue Corporation, reimburses American Tissue Mills de Mexico for all operating expenses, including payroll costs, incurred by American Tissue Mills de Mexico for converting jumbo tissue rolls supplied by American Tissue Corporation into finished tissue products at our converting facility in Mexicali, Mexico. American Tissue Corporation also pays American Tissue Mills de Mexico a fee equal to 5.0% of such operating expenses, net of any losses resulting from currency fluctuations. In fiscal 2000, American Tissue Corporation reimbursed American Tissue Mills de Mexico for approximately $4.1 million of operating expenses and paid American Tissue Mills de Mexico approximately $1.1 million in converting fees.

     Three of our subsidiaries, Engineers Road, Gilpin Realty and Coram Realty, together with Huntington, an Affiliated Company, have entered into a mortgage loan with Roslyn Savings Bank in the principal amount of $14.3 million, at an annual rate of 7.5%, which matures on August 1, 2008. The aggregate principal amount we allocated to our subsidiaries was approximately $7.8 million.

Transactions with Executive Officer

     During fiscal 2000, American Tissue Corporation paid fees of $140,000 to Six Gees, Inc., of which Nicholas T. Galante, III, one of our executive vice presidents is the sole stockholder. Such consulting fee is in addition to compensation paid to Mr. Galante as one of our executive officers.

Transactions with Stockholders

     Messrs. Elghanayan and Gabayzadeh have borrowed money from some of our subsidiaries in the aggregate amount of $1.2 million as of September 30, 2000. Such loans have no definite repayment date and do not bear interest. The following table sets forth the details of such transactions:

                                                                 Highest Amount                   Amount
                                                                Outstanding Since             Outstanding At
Debtor                        Creditor                           October 1, 1999            September 30, 2000
- ------                        --------                           ---------------            ------------------
N. Elghanayan                Unique Financing LLC                $566,000                    $566,000
M. Gabayzedeh                Unique Financing LLC                 566,000                     566,000
N. Elghanayan                Grand LLC                             17,000                      17,000
M. Gabayzadeh                Grand LLC                             17,000                      17,000

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

     (a)  Document List

          1.   Financial Statements

     The consolidated balance sheet of America Tissue Inc. as of September 30, 1999 and 2000 and the related consolidated statements of operations and comprehensive income, changes in stockholder's equity, and cash flows for the three years ended September 30, 2000, including the notes thereto, are set forth under Item 8 of this Annual Report. Such "Report of Independent Accountants" as presented in the financial statements is also set forth under Item 8 of this Annual Report.

          2.   Financial Statement Schedules

     Schedule II (Valuation and Qualifying Accounts) for the three years ended September 30, 2000 is found on page F-25 of this Annual Report. No other schedules are filed as part of this Annual Report because they are not applicable or are not required.

     The Report of Independent Accountants is found on page F-1 of this Annual Report.

          3.   Exhibits filed or incorporated by reference

See Exhibit Index


     (b)  Reports of Form 8-K

          None

                                   Signatures

     American Tissue Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               American Tissue Inc.
                                                  (Registrant)

                                          By: /s/ Mehdi Gabayzedeh
                                              ----------------------------------
                                              Mehdi Gabayzedeh, President, Chief
                                              Executive Officer and Director

                                                       December 29, 2000
                                              ----------------------------------
                                                            (Date)

     This report has been signed below by the following persons on behalf of American Tissue Inc. and in the capacities and on the dates indicated.

                                          By: /s/ Nourollah Elghanayan
                                              ----------------------------------
                                              Nourollah Elghanayan, Chairman of
                                              the Board and director

                                                       December 29, 2000
                                              ----------------------------------
                                                            (Date)


                                          By: /s/ Mehdi Gabayzedeh
                                              ----------------------------------
                                              Mehdi Gabayzedeh, President, Chief
                                              Executive Officer and Director

                                                       December 29, 2000
                                              ----------------------------------
                                                            (Date)


                                          By: /s/ Edward I. Stein
                                              ----------------------------------
                                              Edward I. Stein, Executive
                                              Vice President and Chief Financial
                                              Officer

                                                       December 29, 2000
                                              ----------------------------------
                                                            (Date)


                                          By:
                                              ----------------------------------
                                              Andrew Rush, Director

                                                       December __, 2000
                                              ----------------------------------
                                                            (Date)

                                INDEX TO EXHIBITS


  EXHIBIT NUMBER                DESCRIPTION
  --------------                -----------

      3.1(1) Certificate of Incorporation of American Tissue Inc., as amended

      3.2(1)       By-Laws of American Tissue Inc.

      4.1(1) Indenture dated as of July 9, 1999 among American Tissue Inc., each Subsidiary Guarantor and The Chase Manhattan Bank, as Trustee

      4.2(1)       Form of 12 1/2% Series B Senior Secured Notes

      4.3(1)       Form of Subsidiary Guarantees

      4.4(1) Purchase Agreement dated as of July 9, 1999 among American Tissue Inc., each Subsidiary Guarantor and Donaldson, Lufkin & Jenrette Securities Corporation

      4.5(1) Registration Rights Agreement dated as of July 9, 1999, by and among American Tissue Inc., each Subsidiary Guarantor and Donaldson, Lufkin & Jenrette Securities Corporation

      4.6(1) Security Agreement dated as of July 9, 1999, made by American Tissue Inc. and each of the Subsidiary Guarantors in favor of the Trustee

      4.7(1) Form of Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of July 9, 1999 between each of the following Subsidiary Guarantors in favor of the Trustee:
                   American Tissue Mills of Greenwich LLC relating to premises at Mill Road, Greenwich, New York; America Tissue Mills of New Hampshire, Inc. relating to premises at 116 Lost Road, Winchester, New Hampshire; American Tissue Mills of Neenah LLC relating to premises at 249 Lake Street, Neenah, Wisconsin; American Tissue Mills of New York, Inc. relating to premises at 510 South Main Street, Mechanicville, New York; American Tissue Mills of Wisconsin, Inc. relating to premises at 858 West Leather Avenue, Tomahawk, Wisconsin; Berlin Mills Railway, Inc. relating to premises in Gorham, New Hampshire; Coram LLC relating to premises at 466-468 Mill Road, Coram, New York; Crown Vantage-New Hampshire Electric, Inc., relating to premises in Berlin and Gorham, New Hampshire; Engineers Road LLC relating to premises at 135 Engineers Road, Hauppauge, New York; Gilpin Realty Corp. relating to premises at 45 Gilpin Avenue, Hauppauge, New York; Landfill of America LLC relating to premises in Success, New Hampshire; Paper of America LLC relating to premises in Gorham, New Hampshire; Pulp of America LLC relating to premises in Berlin, New Hampshire; and Saratoga Realty LLC relating to premises at 3 Duplainville Road, Saratoga Springs, New York

  EXHIBIT NUMBER                DESCRIPTION
  --------------                -----------

      4.8(1) Leasehold Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of July 9, 1999 between Grand LLC, as mortgagor, and the Trustee, as mortgagee

      4.9(1) Leasehold Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing dated as of July 9, 1999 made by American Tissue Mills of Oregon, Inc., as grantor, to Ticor Title Insurance Company, as trustee for the benefit of the Trustee, as beneficiary

     10.1(1)       Amended and Restated Loan and Security Agreement dated
                   July 9, 1999 among American Tissue Inc., certain subsidiaries of American Tissue Inc., certain lenders and LaSalle Bank National Association, for itself and as agent for the other lenders

      10.1A Amendment to Amended and Restated Loan and Security Agreement among the parties listed in the description of
                   Exhibit 10.1 above

     10.2(1) Existing Lien Intercreditor Agreement dated as of July 9, 1999 among American Tissue Inc., each of the Subsidiary Guarantors, the Trustee, Bank United, The Roslyn Savings Bank and LaSalle Bank National Association

     10.3(1) Consent and Intercreditor Agreement dated as of July 9, 1999 among American Tissue Mills of Oregon, Inc., American Tissue Corporation, the Trustee and Boise Cascade Corporation

     10.4(1) Asset Purchase Agreement dated March 24, 1999 by and among Crown Paper Co., Crown Vantage-New Hampshire Electric, Inc., Berlin Mills Railway, Inc., as Seller, and American Tissue Holdings Inc. (now known as American Tissue Inc.) and Pulp & Paper of America LLC, as Buyer

     10.5(1) Instrument of Assumption of Liabilities dated July 9, 1999 made by Pulp & Paper of America LLC and its subsidiaries in favor of Crown Vantage, Inc. and its subsidiaries

     10.6(1) Pulp Purchase Agreement dated March 24, 1999 between Crown Paper Co. and Pulp & Paper of America LLC

     10.7(1) Paper Brokerage Agreement dated March 24, 1999 between Crown Paper Co. and Pulp & Paper of America LLC

     10.8(1) Strategic Alliance Agreement dated March 24, 1999 between Crown Paper Co. and Pulp & Paper of America LLC

     10.16(1) Agreement dated November 23, 1992 between American Tissue Mills of Oregon, Inc. and Boise Cascade, as amended by the Amendment dated January 1, 1999 among the same parties and American Tissue Corporation

  EXHIBIT NUMBER                DESCRIPTION
  --------------                -----------

     10.18(1) Loan Agreement dated December 15, 1995 between American Tissue Corporation and Curtiss-Wright Flight Systems/Shelby, Inc.

     10.21(1) Note and Mortgage dated October 27, 1998 made by Grand LLC in favor of Security Mutual Life Insurance Company of New York relating to premises located in Halfmoon, New York

     10.22(1) Consolidated Mortgage Note and Consolidated Mortgage dated December 29, 1997 made by Saratoga Realty LLC in favor of Bank United relating to premises located at 3 Duplainville Road, Saratoga Springs, New York

     10.23(1) Consolidated Mortgage Note and Consolidated Mortgage dated October 17, 1997 made by Grand LLC in favor of Bank United relating to premises located at Bell's Lane, Waterford, New York

     10.24(1) Consolidated Mortgage Note and Consolidated Mortgage dated July 21, 1998 made by Gilpin Realty Corp., Coram Realty LLC, Engineers Road LLC and Huntington LLC in favor of The Roslyn Savings Bank relating to premises located at 135 Engineers Road, Hauppauge, New York, 466-468 Mill Road, Coram, New York and 45 Gilpin Avenue, Hauppauge, New York

     10.25(1) Mortgage Note and Deed of Trust dated as of April 19, 1999 made by Calexico Tissue Company LLC in favor of Bank United

     10.28(1) Agreement to Supply Sand and Gravel in Place dated October 30, 1997 between John Hancock Mutual Life Insurance Company and Crown Paper Co.

     10.29(1) Roundwood Supply Agreement dated June 28, 1999 between Prime Timber Company LLC and Crown Paper Co.

     10.30(1) Northeast Roundwood Supply Agreement dated October 30, 1997 between John Hancock Mutual Life Insurance Company and Crown Paper Co.

     10.32(1) Labor Agreement dated as of June 24, 1997 between Crown Vantage and United Paperworkers International Union, AFL-CIO, and its United Brotherhood Local Union No. 75

     10.33(1) Labor Agreement dated July 15, 1997 between Crown Paper Co. and Office and Professional Employees International Union, Local 6

     10.34(1) Agreement dated December 12, 1994 between American Tissue Corporation and American Tissue Mills de Mexico S.A. de C.V.

     10.35 Cooperative Agreement dated October 30, 2000 between American Tissue Mills of Neenah LLC and PACE

     10.36 Labor Agreement dated October 25, 2000 between American Tissue Mills of Tennessee LLC and PACE

     10.37 Master Lease Agreement of equipment dated September 25, 2000 between Super American Tissue Mills of Tennessee LLC, as lessor, and American Tissue Mills of Tennessee LLC, as lessee

     10.38 Lease dated September 25, 2000 of real property located at 400 Mahannah Avenue, Memphis, Tenneessee between Super American Tissue Mills of Tenneessee LLC, as landlord and American Tissue Mills of Tenneessee LLC, as tenant

     12.1(1)       Computation of ratio of earnings to fixed charges

     21.1(1)       Subsidiaries of American Tissue Inc.

  EXHIBIT NUMBER                DESCRIPTION
  --------------                -----------

     27.1(1)        Financial Data Schedule

- ------------------
(1) Incorporated by reference to previously filed Exhibits to American Tissue Inc. Registration Statement No. 333-88017 on Form S-4 filed with the Securities and Exchange Commission ("SEC") on February 7, 2000 and all amendments thereto.