Form 10-Q
period 2000-12-31
AMERICAN TISSUE INC
filed 2001-02-14
CIK 1095827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from          to           .

                        Commission file number: 333-88017

                              AMERICAN TISSUE INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                              22-3601876
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


135 Engineers Road, Hauppauge, New York                             11788
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

Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of December 31, 2000: Not applicable

                                      INDEX
                              AMERICAN TISSUE INC.

PART I:   Financial Information

          Item 1. Financial Statements

          o Condensed Consolidated Balance Sheets - December 31, 2000 and September 30, 1999.

          o Condensed Consolidated Statements of Operations - Three Months Ended December 31, 2000 and December 31, 1999.

          o Condensed Consolidated Statements of Cash Flows - Three Months Ended December 31, 2000 and December 31, 1999.

          o Condensed Consolidated Statement of Stockholder's Equity - Three Months Ended December 31, 2000.

          o    Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II:  Other Information

          Item 1.Legal Proceedings

          Item 6.Exhibits and Reports

          Signature

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                              American Tissue Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                        December 31,         September 30,
                                                                            2000                 2000
                                                                          --------             --------
ASSETS                                                                   (Unaudited)
    Current Assets:
        Cash and cash equivalents                                         $    802             $    956
        Accounts receivable,
           net of allowance of $3,804 and $3,500, respectively              83,508               84,109
        Inventories                                                        162,329              162,556
        Equipment held for sale                                                749                  749
        Prepaid expenses and other current assets                            4,695                4,534
                                                                          --------             --------
           Total Current Assets                                            252,083              252,904

    Property plant and equipment, net                                      254,045              245,912

    Due from related parties                                                35,359               33,591
    Deferred costs, net                                                     10,191               10,463
    Other assets                                                             3,638                3,788
                                                                          --------             --------
               Total Assets                                               $555,316             $546,658
                                                                          ========             ========
LIABILITIES AND STOCKHOLDER'S EQUITY
    Current Liabilities:
        Revolving line of credit                                          $143,897             $141,657
        Current portion of long term debt/lease obligations                  1,928                1,788
        Accounts payable and accrued expenses                               70,842               73,615
        Due to related parties                                              12,497               11,509
                                                                          --------             --------
           Total Current Liabilities                                       229,164              228,569

    Senior secured notes payable                                           160,246              160,102
    Long term debt and capital lease obligations                            24,060               23,508
    Other long term liabilities                                             12,161               11,774
    Stockholder's equity:
        Common stock                                                         1,605                1,605
        Additional paid in capital                                          53,924               57,125
        Retained earnings                                                   74,156               63,975
                                                                          --------             --------
           Total Stockholder's Equity                                      129,685              122,705
                                                                          --------             --------
               Total Liabilities and Stockholder's Equity                 $555,316             $546,658
                                                                          ========             ========

            See notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)



                                               For the Three Months
                                                Ended December 31,
                                              -----------------------
                                                  2000           1999
                                              --------       --------
                                            (Unaudited)     (Unaudited)

               Revenues                       $145,054       $110,315
               Cost of sales                   111,018         81,796
                                              --------       --------
                    Gross profit                34,036         28,519

               Selling, general and
               administrative expenses          15,941         12,738
                                              --------       --------
                    Operating profit            18,095         15,781

               Interest expense, net             7,914          6,949
                                              --------       --------
                    Net income                $ 10,181       $  8,832
                                              ========       ========


     See accompanying notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                             For the Three Months Ended
                                                                                     December 31,
                                                                           ------------------------------
                                                                             2000                  1999
                                                                           --------              --------
                                                                          (Unaudited)           (Unaudited)
Cash Flows From Operating Activities
    Net income                                                             $ 10,181              $  8,832
    Adjustments:
        Depreciation and amortization                                         4,469                 5,121
        Bad debt expense                                                        225                   165
        Changes in operating assets and liabilities:
        Increase (decrease) in operating assets & liabilities:
           Accounts receivable                                               (7,651)                6,507
           Inventories                                                       (8,508)              (26,256)
           Equipment held for sale                                               --                 1,737
           Prepaid expenses and other current assets                           (161)               (1,566)
           Other assets                                                         150                  (140)
           Accounts payable and accrued expenses                             (2,384)               (1,896)
                                                                           --------              --------
    Net cash provided by (used in) in operating activities:                  (3,679)               (7,496)
                                                                           --------              --------
Cash Flows From Investing Activities:
Proceeds from sale of inventories and accounts receivable (Note 4)           12,781                     0
    Capital expenditures                                                    (12,139)              (10,152)
                                                                           --------              --------
        Net cash provided by (used in) investing activities                     642               (10,152)
                                                                           --------              --------
Cash Flows From Financing Activities:
    Net proceeds from borrowings under revolving credit
    facility                                                                  2,240                17,785
    Proceeds from long term debt                                                831                   255
    Payments on long term debt and capital lease obligations                   (139)                 (246)
    Increase in deferred costs                                                  (49)                 (475)
    Advances and repayments to affiliates, net                                3,201                  (659)
    Distribution to Super American Tissue Inc.                               (3,201)                   --
                                                                           --------              --------
        Net cash provided by (used in) for financing activities               2,883                16,660
                                                                           --------              --------

Net Decrease in Cash and Cash Equivalents                                      (154)                 (988)

Cash and Cash Equivalents, Beginning of Period                             $    956              $  1,806
                                                                           --------              --------
Cash and Cash Equivalents, End of Period                                   $    802              $    818
                                                                           ========              ========
Supplemental Cash Flow Information:
      Interest paid, net                                                   $  2,914              $  1,955
                                                                           ========              ========
      Non-cash financing transactions relating to capital lease
      obligations entered into                                             $      0              $  3,233
                                                                           ========              ========

     See accompanying notes to condensed consolidated financial statements.

                              American Tissue Inc.
            Condensed Consolidated Statement of Stockholder's Equity
                  For the Three Months Ended December 31, 2000
                                 (In Thousands)
                                   (Unaudited)

                                           Common Stock     Additional
                                           ------------       Paid-In    Retained
                                          Shares   Amount     Capital    Earnings      Total
                                         ----------------------------------------------------
Balance at September 30, 2000              200    $ 1,605    $ 57,125    $ 63,975    $122,705

Net Income three months ended
     December 31, 2000                                                     10,181      10,181

Distribution to Super American
     Tissue Inc.                                               (3,201)                 (3,201)
                                         -----    --------   --------    --------    --------

Balance at December 31, 2000               200    $ 1,605    $ 53,924    $ 74,156    $129,685
                                         =====    ========   ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                              AMERICAN TISSUE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.   BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements include the accounts of American Tissue Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. Reference is made to the consolidated financial statements for the year ended September 30, 2000, and footnotes thereto, included in the Company's Form 10-K filed with the Securities and Exchange Commission on December 29, 2000 (SEC File No. 333-88017).


2.   COMPREHENSIVE INCOME:

     The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the quarters ended December 31, 2000 and 1999, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3.   INVENTORIES

     Inventories, at cost, consist of the following:


                                             December 31,         September 30,
                                                 2000                 2000
                                             ------------         -------------
           Raw materials                      $ 55,965              $ 67,832
           Work-in-process                         682                   733
           Finished goods                       82,914                72,634
           Supplies inventory                   22,768                21,357
                                              --------              --------
                                              $162,329              $162,556
                                              ========              ========


4.   RELATED PARTY TRANSACTIONS

     Effective October 1, 2000, the Company began charging its affiliates interest for the net advances to each affiliate at the Company's long term incremental borrowing rate. Such charges for the fiscal quarter ended December 31, 2000 were $913. The Company sells rolls of uncoated freesheet paper to certain of its affiliates at current market price. Such sales for the fiscal quarter ended December 31, 2000 were $4,923, or 3.4% of net sales. The Company made a distribution of $3,201 to Super American Tissue Inc. for income tax purposes in the quarter ended December 31, 2000.

     On November 1, 2000, a subsidiary of the Company transferred its interest in all of the accounts receivable and inventories of its "forms" business to an affiliated entity. The net assets transferred to the affiliate had an aggregate net carrying value on November 1, 2000 of $16,762. The affiliate paid to the subsidiary the book value, with no resulting gain or loss. Super American Tissue Inc. made a capital contribution of $5,000 in January 2001.


5.   SEGMENT REPORTING

     The Company currently has two reportable operating segments: tissue products and uncoated freesheet paper products.

     Information on the operations of the Company's reportable segments is as follows:

                                                  Tissue           Uncoated
                                                 Products          Freesheet            Other            Combined
                                                 --------          ---------            -----            --------
Three Months ended December 31, 2000
Net sales                                        $ 88,681           $ 56,154           $   219           $145,054
Operating profit                                    9,445              7,664               966             18,095
Operating profit before
depreciation and amortization                      12,978              8,436             1,150             22,564
Assets                                           $380,996           $129,064           $32,759           $542,819

Three Months ended December 31, 1999
Net sales                                        $ 58,076           $ 47,676           $ 4,563           $110,315
Operating profit                                    3,793             10,887             1,101             15,781
Operating profit before
depreciation and amortization                       7,003             12,610             1,289             20,902
Assets                                           $316,122           $ 89,211           $26,668           $434,001

     Reconciliation of Segment Reporting Profits to Combined Net Income

                                                         Three Months Ended
                                                            December 31,
                                                      ------------------------
                                                        2000             1999
                                                      -------          -------

     Total Operating Profits                          $18,095          $15,781
     Interest Expense, net                              7,914            6,949
                                                      -------          -------
     Income before Extraordinary Item                  10,181            8,832
                                                      -------          -------

     Net Income                                       $10,181          $ 8,832
                                                      =======          =======


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are an integrated manufacturer of tissue and uncoated freesheet paper products, with a comprehensive product line that includes finished tissue products such as towels, napkins and bath tissue, jumbo tissue rolls used in the manufacture of finished tissue products and uncoated freesheet paper products primarily for printing, writing and publishing applications. We entered the uncoated freesheet paper business on July 9, 1999, through acquisition of our integrated pulp and paper mills in Berlin and Gorham, New Hampshire. Our finished tissue products are sold in the commercial, or away-from-home, and consumer, or at-home, markets. Our jumbo tissue rolls are used internally for the manufacture of finished tissue products and are sold to other manufacturers of finished tissue products. A substantial portion of our net sales is derived from the manufacture and sale of finished tissue products, jumbo tissue rolls, uncoated freesheet paper and virgin woodpulp. We also generate a small portion of our revenues from the sale of converting equipment for the manufacture of finished tissue products.

     We operate on an integrated company basis to maximize jumbo tissue roll production at our lower cost mills and to support and enhance our finished tissue products and uncoated freesheet paper business.

Results of Operations

     The following is a summary of the components of our revenues for the fiscal quarters indicated (dollars in millions):

                                           Quarters Ended
                                             December 31,
                                       -----------------------
                                         2000           1999
                                       --------       --------
Tissue products ..................     $   88.7       $   58.1
Uncoated freesheet ...............         38.3           32.4
Woodpulp .........................         17.8           15.2
Equipment sales ..................          0.0            4.3
Rental income ....................          0.3            0.3
                                       --------       --------
Total revenues ...................     $  145.1       $  110.3
                                       ========       ========

     Three Months Ended December 31, 2000 (the "first quarter of fiscal 2001") Compared To The Three Months Ended December 31, 1999 (the "first quarter of fiscal 2000").

     Revenues. Revenues increased approximately $34.8 million, or 31.5%, from approximately $110.3 million for the first quarter of fiscal 2000 to approximately $145.1 million for the first quarter of fiscal 2001. The total increase in revenue in the first quarter of fiscal 2001 includes approximately $3.4 million of sales to certain affiliates of the Company.

     Net sales of tissue products increased approximately $30.6 million, or 52.7%, from approximately $58.1 million for the first quarter of fiscal 2000 to approximately $88.7 million for the first quarter of fiscal 2001. This increase was primarily due to an increase in cases sold enabled by an increase in our installed capacity for the manufacture of finished tissue products, product mix and price increases.

     Net sales of uncoated freesheet paper products increased approximately $5.9 million, or 18.2%, from approximately $32.4 million for the first quarter of fiscal 2000 to approximately $38.3 million for the first quarter of fiscal 2001. This increase was due in part to increased production and higher average net sales prices per ton. The total increase in revenue in the first quarter of fiscal 2001 includes approximately $3.4 million of sales to certain affiliates of the Company.

     Net sales of virgin woodpulp increased approximately $2.6 million, or 17.1%, from approximately $15.2 million for the first quarter of fiscal 2000 to approximately $17.8 million for the first quarter of fiscal 2001. This increase was primarily due to higher production and higher average net sales prices.

     Net sales of converting equipment were approximately $4.3 million for the first quarter of fiscal 2000. We had no sales of converting equipment in the first quarter of fiscal 2001.

     Gross Profit. Gross profit increased approximately $5.5 million, or 19.3%, from approximately $28.5 million for the first quarter of fiscal 2000 to approximately $34.0 million for the first quarter of fiscal 2001. Gross profit, as a percentage of net sales, decreased from 25.8% for the first quarter of fiscal 2000 to 23.5% for the first quarter of fiscal 2001. This decrease in gross profit, as a percentage of net sales, was primarily a result of higher energy costs.

     Selling, General and Administrative Expenses. It is our policy to include freight expense in this category as a selling expense. Selling, general and administrative expenses, exclusive of freight, increased approximately $0.7 million, or 9.2%, from approximately $7.6 million for the first quarter of fiscal 2000, to approximately $8.3 million for the first quarter of fiscal 2001. Selling, general and administrative expenses, excluding freight, were 6.9% of net sales for the first quarter of fiscal 2000 as compared to 5.7% for the first quarter of fiscal 2001. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight, between the first quarter of fiscal 2000 and the first quarter of fiscal 2001. Freight expense increased approximately $2.5 million, or 48.2%, from approximately $5.1 million in the first quarter of fiscal 2000 to approximately $7.6 million for the first quarter of fiscal 2001. This increase was a result of increased shipments of all products during this period.

     Operating Income. Operating income increased approximately $2.3 million, or 14.6%, from approximately $15.8 million for the first quarter of fiscal 2000 to approximately $18.1 million for the first quarter of fiscal 2001. Operating income, as a percentage of net sales, was 12.5% for the first quarter of fiscal 2001, as compared to 14.3% for the first quarter of fiscal 2000. This decrease was due to the reasons stated above.

     Net Interest Expense. Net interest expense increased approximately $1.0 million, or 14.5%, from $6.9 million in the first quarter of fiscal 2000 to approximately $7.9 million for the first quarter of fiscal 2001. This increase reflects higher debt levels during the first quarter of fiscal 2001, offset by approximately $0.9 million of interest charged to affiliates in the three months ended December 31, 2000 as compared to the first quarter of fiscal 2000.

     EBITDA. We define "earnings before interest, taxes, depreciation and amortization," known as "EBITDA," for a paritcular fiscal period as operating income plus depreciation and amortization. EBITDA increased approximately $1.7 million, or 8.1%, from approximately $20.9 million for the first quarter of fiscal 2000 to $22.6 million for the first quarter of fiscal 2001. This increase in EBITDA was due primarily to favorable operating conditions that allowed us to run at near full capacity in our tissue business and price increases in uncoated freesheet, woodpulp and jumbo rolls of tissue, offset by increased energy costs at all of our paper mills and finished goods converting facilities.

     Information regarding EBITDA is presented because we believe that some investors use EBITDA as one measure of an issuer's ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, operating income, net income or cash flow as defined by generally accepted accounting principles, or as an indicator of an issuer's operating performance. In addition, caution should be used in comparing EBITDA to similarly titled measures of other companies as the definitions of those measures may vary.


Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of fiscal 2001 increased by approximately $3.8 million, as compared to the first quarter of fiscal 2000. There was a significant increase in net income for the first quarter of fiscal 2001, as compared to the first quarter of fiscal 2000. Accounts payable and accrued expenses decreased approximately $2.4 million in the first quarter of fiscal 2001. On November 1, 2000, a subsidiary of the Company transferred its interest in all of the accounts receivable and inventories of its "forms" business to an affiliated entity. The net assets transferred to the affiliate had a net carrying value on November 1, 2000 of $16,762. The affiliate paid to the subsidiary the book value of these assets, with no resulting gain or loss. Cash used for capital expenditures in the first quarter of fiscal 2001 was approximately $12.1 million, as compared to approximately $10.2 million for the first quarter of fiscal 2000. There was a distribution to Super American Tissue Inc. for income taxes of approximately $3.2 million in the first quarter of fiscal 2001. All of the above necessitated the need for additional net borrowings of approximately $2.2 million under our revolving credit facility in the first quarter of fiscal 2001.

     At December 31, 2000, total consolidated debt was approximately $330.1 million.

     Super American Tissue Inc. made a capital contribution to the Company of $5.0 million in January 2001.

     We believe, based on our current level of operations, anticipated internal growth, price increases, anticipated capital expenditures and cash flow from operations, together with other available sources of funds, including the availability of borrowings under our revolving credit facility, that liquidity will be adequate for the foreseeable future to make required payments of interest on indebtedness, to fund anticipated capital expenditures and for working capital requirements. The ability to meet debt service obligations and reduce total debt will be dependent, however, upon our future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. A portion of our debt bears interest at floating rates. Therefore, our financial condition is, and will continue to be, affected by changes in prevailing interest rates.


Inflation and Cyclicality

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations.

     The markets for tissue and uncoated freesheet paper products are characterized by periods of supply and demand imbalance, with supply being added in large blocks and demand fluctuating with changes in industry capacity, economic conditions (including, in the case of our uncoated freesheet paper products, the overall level of domestic economic activity) and competitive conditions (including, in the case of our uncoated freesheet paper products, intensified competition from overseas producers responding to favorable exchange rate fluctuations and/or unfavorable overseas market conditions). All of such conditions are beyond our control.

Seasonality

     Historically, our net sales have been somewhat stronger during our third and fourth fiscal quarters, due to increased seasonal usage by consumers in the at-home business and inventory and usage patterns in the away-from-home finished tissue products business.


Forward Looking Statements

     Except for historical information and discussions contained in this report, statements contained in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied in such forward looking statements. The words "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

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

Item 6. EXHIBITS AND REPORTS

     (a) None

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN TISSUE INC.
                                              (registrant)


February 9, 2001                          By  /s/ Edward I. Stein
                                              --------------------------------
                                              Edward I. Stein
                                              (on behalf of registrant and as
                                              Chief Accounting Officer)