Form 10-Q
period 2001-03-31
AMERICAN TISSUE INC
filed 2001-05-14
CIK 1095827

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended March 31, 2001

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _________ to _______.

                        Commission file number: 333-88017

--------------------------------------------------------------------------------

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

                                                               Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of March 31, 2001: Not applicable

                                      INDEX
                              AMERICAN TISSUE INC.

PART I:   Financial Information

          Item 1. Financial Statements

          o Condensed Consolidated Balance Sheets - March 31, 2001 and September 30, 2000.

          o Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2001 and March 31, 2000.

          o Condensed Consolidated Statements of Operations - Six Months Ended March 31, 2001 and March 31, 2000.

          o Condensed Consolidated Statements of Cash Flows - Six Months Ended March 31, 2001 and March 31, 2000.

          o Condensed Consolidated Statement of Stockholder's Equity - Six Months Ended March 31, 2001.

          o    Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II:  Other Information

          Item 1. Legal Proceedings

          Item 6. Exhibits and Reports

          Signature

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              American Tissue Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                               March 31,         September 30,
                                                                                 2001                 2000
                                                                               --------          -------------
                                                                             (Unaudited)
ASSETS
     Current Assets:
         Cash and cash equivalents                                             $    603             $    956
         Accounts receivable,
              net of allowance of $1,020 and $3,500, respectively                66,855               84,109
         Inventories                                                            178,649              162,556
         Equipment held for sale                                                  3,500                  749
         Prepaid expenses and other current assets                                5,030                4,534
                                                                               --------             --------
              Total Current Assets                                              254,637              252,904

     Property, plant and equipment, net                                         254,514              245,912

     Due from related parties                                                    37,918               33,591
     Deferred costs, net                                                         10,356               10,463
     Other assets                                                                 3,737                3,788
                                                                               --------             --------
                Total Assets                                                   $561,162             $546,658
                                                                               ========             ========

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
         Revolving line of credit                                              $141,519             $141,657
            Current portion of long term debt/lease obligations                   1,942                1,788
         Accounts payable and accrued expenses                                   56,622               73,615
              Due to related parties                                             15,593               11,509
                                                                               --------             --------
              Total Current Liabilities                                         215,676              228,569

     Senior secured notes payable                                               160,399              160,102
     Long term debt and capital lease obligations                                25,482               23,508
     Other long term liabilities                                                 12,591               11,774
     Stockholder's equity:
         Common stock                                                             1,605                1,605
         Additional paid in capital                                              66,352               57,125
         Retained earnings                                                       79,057               63,975
                                                                               --------             --------
              Total Stockholder's Equity                                        147,014              122,705
                                                                               --------             --------

              Total Liabilities and Stockholder's Equity                       $561,162             $546,658
                                                                               ========             ========

            See notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)
                                  (Unaudited)

                                                  For the Three Months
                                                     Ended March 31,
                                               --------------------------
                                                 2001              2000
                                               --------          --------
Revenues                                       $139,805          $121,047
Cost of sales                                   112,324            97,135
                                               --------          --------
     Gross profit                                27,481            23,912
Selling, general and
administrative expenses                          14,964            12,896
                                               --------          --------
     Operating profit                            12,517            11,016
Interest expense, net                             7,616             7,291
                                               --------          --------
     Net income                                $  4,901          $  3,725
                                               ========          ========



                                                   For the Six Months
                                                     Ended March 31,
                                               --------------------------
                                                 2001              2000
                                               --------          --------
Revenues                                       $284,859          $231,362
Cost of sales                                   223,342           178,944
                                               --------          --------
     Gross profit                                61,517            52,418
Selling, general and
administrative expenses                          30,905            25,624
                                               --------          --------
     Operating profit                            30,612            26,794
Interest expense, net                            15,530            14,240
                                               --------          --------
     Net income                                $ 15,082          $ 12,554
                                               ========          ========

     See accompanying notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                                   For the Six Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                     2001              2000
                                                                                   --------          --------
Cash Flows From Operating Activities
     Net income                                                                    $ 15,082          $ 12,554
     Adjustments:
         Depreciation and amortization                                                9,006            10,660
         Bad debt expense                                                               480               330
         Changes in operating assets and liabilities:
         (Increase) decrease in operating assets & liabilities:
              Accounts receivable                                                     8,747            (5,782)
              Inventories                                                           (24,828)          (35,463)
              Equipment held for sale                                                    --             7,076
              Prepaid expenses and other current assets                                (496)           (3,885)
              Other assets                                                               51               (18)
              Accounts payable and accrued expenses                                 (15,606)            5,155
                                                                                   --------          --------
     Net cash used in operating activities                                           (7,564)           (9,373)
                                                                                   --------          --------
Cash Flows From Investing Activities:
     Proceeds from transfer to an affiliate of inventories and                       12,781                 0
     accounts receivable (Note 4)
     Capital expenditures                                                           (19,991)          (21,366)
                                                                                   --------          --------
     Net cash used in investing activities                                           (7,210)          (21,366)
                                                                                   --------          --------
Cash Flows From Financing Activities:
     Net proceeds from borrowings under revolving credit facility                      (138)           31,982
     Proceeds from long term debt and capital lease obligations                       2,596                --
     Repayment of long term debt and capital lease obligations                         (468)             (415)
     Decrease in deferred costs                                                        (534)           (1,267)
     Advances and repayments to affiliates, net                                       3,738              (234)
     Tax distribution to Super American Tissue Inc.                                  (3,201)               --
     Capital contribution from Super American Tissue Inc.                            12,428                --
                                                                                   --------          --------
     Net cash provided by for financing activities                                   14,421            30,066
                                                                                   --------          --------

Net Decrease in Cash and Cash Equivalents                                              (353)             (673)

Cash and Cash Equivalents, Beginning of Period                                     $    956          $  1,806
                                                                                   --------          --------

Cash and Cash Equivalents, End of Period                                           $    603          $  1,133
                                                                                   ========          ========

Supplemental Cash Flow Information:
     Interest paid, net                                                            $ 18,154          $ 14,257
                                                                                   ========          ========
     Income taxes paid                                                             $    337          $     13
                                                                                   ========          ========
     Non-cash financing transactions relating to capital lease
     obligations entered into                                                      $      0          $  3,264
                                                                                   ========          ========

     See accompanying notes to condensed consolidated financial statements.

                                                  American Tissue Inc.
                                Condensed Consolidated Statement of Stockholder's Equity
                                         For the Six Months Ended March 31, 2001
                                                     (In Thousands)
                                                       (Unaudited)


                                                           Common Stock             Additional
                                                      ------------------------        Paid-In        Retained
                                                       Shares          Amount         Capital        Earnings         Total
                                                      --------        --------        --------       --------       --------
Balance at September 30, 2000                              200        $  1,605        $ 57,125       $ 63,975       $122,705

Net income six months ended
     March 31, 2001                                                                                    15,082         15,082

Capital contribution from Super American                                                12,428                        12,428
Tissue Inc.

Tax distribution to Super American
     Tissue Inc.                                                                        (3,201)                       (3,201)
                                                        ------        --------        --------       --------       --------
Balance at March 31, 2001                                  200        $  1,605        $ 66,352       $ 79,057       $147,014
                                                        ======        ========        ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                              AMERICAN TISSUE INC.
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2001
                                 --------------
                             (Amounts In Thousands)
                             ----------------------


1.   BASIS OF PRESENTATION:
     ---------------------

     The accompanying condensed consolidated financial statements include the accounts of American Tissue Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company is an "S" corporation, as defined in the Internal Revenue Code, and does not incur federal income taxes at the corporate level.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. Reference is made to the consolidated financial statements for the year ended September 30, 2000, and footnotes thereto, included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission on December 29, 2000 (SEC File No. 333-88017).

2.   COMPREHENSIVE INCOME:
     --------------------
     The Company observes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income), such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the six months ended March 31, 2001 and 2000, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3.   INVENTORIES
     -----------

     Inventories, at cost, consist of the following:


                                               March 31,    September 30,
                                                 2001           2000
                                             (Unaudited)
                                               --------       --------

          Raw materials                        $ 48,296       $ 67,832
          Work-in-process                           670            733
          Finished goods                        106,727         72,634
          Supplies inventory                     22,956         21,357
                                               --------       --------
                                               $178,649       $162,556
                                               ========       ========

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     Effective October 1, 2000, the Company began charging its affiliates interest for the net advances to each affiliate at the Company's long term incremental borrowing rate. Such charges for the fiscal quarter ended March 31, 2001 were $941, and for the six months ended March 31, 2001 were $1,854. The Company sells rolls of uncoated freesheet papers to certain of its affiliates at current market price. Such sales for the fiscal quarter ended March 31, 2001 were $17,016, or 12.2% of net sales, and such sales for the six months ended March 31, 2001 were $25,625, or 9.0% of net sales. Selling, general and administrative expenses are net of management fees charged to certain affiliates of the Company. For the fiscal quarter ended March 31, 2001, these charges were $1,200, and such charges were $1,200 for the six months ended March 31, 2001. The Company made a distribution of $3,201 to Super American Tissue Inc., its ultimate corporate parent, for income tax purposes in the quarter ended December 31, 2000. Super American Tissue Inc. made a capital contribution of $12,428 million in the quarter ended March 31, 2001.

     On November 1, 2000, a subsidiary of the Company transferred its interest in all of the net accounts receivable and inventories of its "forms" business to an affiliated entity. The net assets transferred to the affiliate had an aggregate net carrying value on November 1, 2000 of $12,781. The affiliate paid to the subsidiary the book value, with no resulting gain or loss.

5.   SEGMENT REPORTING
     -----------------

     The Company currently has two reportable operating segments: tissue products and uncoated freesheet paper products.

     Information on the operations of the Company's reportable segments is as follows:

                                                     Tissue           Uncoated
                                                    Products          Freesheet             Other            Combined
                                                    --------          ---------             -----            --------
Three Months Ended March 31, 2001:
(Unaudited)
Revenues                                            $ 92,191           $ 46,729           $    885           $139,805
Operating profit                                      13,839                 54             (1,376)            12,517
Depreciation and amortization                          3,505                830                202              4,537
Operating profit before depreciation
   and amortization                                   14,898                884              1,272             17,054
Capital expenditures                                   7,104              2,970              1,027             11,101
Assets                                              $391,961           $119,319           $ 34,289           $545,569


                                                     Tissue           Uncoated
                                                    Products          Freesheet             Other            Combined
                                                    --------          ---------             -----            --------
Three Months Ended March 31, 2000:
(Unaudited)
Revenue                                             $ 65,112           $ 53,119           $  2,816           $121,047
Operating profit                                       3,289              7,639                 88             11,016
Depreciation and amortization                          3,651              1,707                181              5,539
Operating profit before depreciation
   and amortization                                    5,732              9,346              1,477             16,555
Capital expenditures                                   7,544              3,670                  0             11,214
Assets                                              $315,403           $113,308           $ 30,232           $458,943

       Reconciliation of Segment Reporting Profits to Combined Net Income

                                                  Three Months Ended
                                                      March 31,
                                                   2001          2000
                                                 -------       -------
                                               (Unaudited)   (Unaudited)
          Total Operating Profit                 $12,517       $11,016
          Interest Expense, net                    7,616         7,291
                                                 -------       -------
          Net Income                             $ 4,901       $ 3,725
                                                 =======       =======

                                                         Tissue           Uncoated
                                                        Products          Freesheet             Other            Combined
                                                        --------          ---------             -----            --------
Six Months Ended March 31, 2001:
(Unaudited)
Revenues                                                $180,872           $102,883           $  1,104           $284,859
Operating profit                                          23,284              7,718               (390)            30,612
Depreciation and amortization                              7,038              1,602                366              9,006
Operating profit before depreciation
   and amortization                                       27,876              9,320              2,422             39,618
Capital expenditures                                       9,122              5,896              2,222             17,240
Assets                                                  $391,961           $119,319           $ 34,289           $545,569

                                                         Tissue           Uncoated
                                                        Products          Freesheet             Other            Combined
                                                        --------          ---------             -----            --------
Six Months Ended March 31, 2000:
(Unaudited)
Revenues                                                $123,188           $100,795           $  7,379           $231,362
Operating profit                                           9,850             18,171               (207)            26,794
Depreciation and amortization                              6,920              3,371                369             10,660
Operating profit before depreciation
   and amortization                                       13,345             21,542              2,567             37,454
Capital expenditures                                      11,751              9,615                  0             21,366
Assets                                                  $326,281           $102,430           $ 30,232           $458,943

       Reconciliation of Segment Reporting Profits to Combined Net Income

                                                   Six Months Ended
                                                       March 31,
                                                   2001          2000
                                                 -------       -------
                                               (Unaudited)   (Unaudited)
          Total Operating Profit                 $30,612       $26,794
          Interest Expense, net                   15,530        14,240
                                                 -------       -------
          Net Income                             $15,082       $12,554
                                                 =======       =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     We are an integrated manufacturer of tissue and uncoated freesheet paper products, with a comprehensive product line that includes finished tissue products such as towels, napkins and bath tissue, jumbo tissue rolls used in the manufacture of finished tissue products and uncoated freesheet paper products primarily for printing, writing and publishing applications. Our finished tissue products are sold in the commercial, or away-from-home, and the consumer, or at-home, markets. Our jumbo tissue rolls are used internally for the manufacture of finished tissue products and are sold to other manufacturers of finished tissue products. A substantial portion of our net sales is derived from the manufacture and sale of finished tissue products, jumbo tissue rolls, uncoated freesheet paper and virgin woodpulp. We also generate a small portion of our revenues from the sale of converting equipment for the manufacture of finished tissue products.

     We operate on an integrated company basis to maximize jumbo tissue roll production at our lower cost mills and to support and enhance our finished tissue products and uncoated freesheet paper business.


Results of Operations
---------------------

     The following is a summary of the components of our revenues for the fiscal periods indicated (dollars in millions):

                                 Three Months Ended                  Six Months Ended
                                      March 31,                          March 31,
                                ---------------------             -----------------------
                                  2001         2000                 2001           2000
                                --------     --------             --------       --------
Tissue products                 $   92.2     $   65.1             $  180.9       $  123.2
Uncoated freesheet                  38.4         37.0                 76.7           69.5
Woodpulp                             8.4         16.1                 26.2           31.3
Equipment sales                      0.6          2.5                  0.6            6.9
Rental income                        0.2          0.3                  0.5            0.5
                                --------     --------             --------       --------
Total revenues                  $  139.8     $  121.0             $  284.9       $  231.4
                                ========     ========             ========       ========

     Three Months Ended March 31, 2001 (the "second quarter of fiscal 2001") Compared to the Three Months Ended March 31, 2000 (the "second quarter of fiscal 2000").

     Revenues. Revenues increased approximately $18.8 million, or 15.5%, from approximately $121.0 million for the second quarter of fiscal 2000 to approximately $139.8 million for the second quarter of fiscal 2001. Total revenues in the second quarter of fiscal 2001 include approximately $17.0 million of sales to some of our newly-formed affiliates.

     Net sales of tissue products increased approximately $27.1 million, or 41.6%, from approximately $65.1 million for the second quarter of fiscal 2000 to approximately $92.2 million for the second quarter of fiscal 2001. This sales growth was due to higher market demand as we increased market share, as well as changes in product mix and price increases. Our ability to meet this higher market demand was primarily due to an increase in our installed capacity for the manufacture of jumbo tissue rolls and converted tissue products.

     Net sales of uncoated freesheet increased approximately $1.4 million, or 3.8%, from approximately $37.0 million for the second quarter of fiscal 2000 to approximately $38.4 million for the second quarter of fiscal 2001. This increase was due to increased production. Total revenues in the second quarter of fiscal 2001 include approximately $17.0 million of sales to some of our newly-formed affiliates.

     Net sales of virgin woodpulp decreased approximately $7.7 million, or 47.8%, from approximately $16.1 million for the second quarter of fiscal 2000 to approximately $8.4 million for the second quarter of fiscal 2001. This decrease was primarily due to higher internal requirements and lower average net sales prices.

     Net sales of converting equipment were approximately $2.5 million for the second quarter of fiscal 2000 and were approximately $0.6 million in the second quarter of fiscal 2001.

     Gross Profit. Gross profit increased approximately $3.6 million, or 15.1%, from approximately $23.9 million for the second quarter of fiscal 2000 to approximately $27.5 million for the second quarter of fiscal 2001. Gross profit, as a percentage of net sales, decreased from 19.8% for the second quarter of fiscal 2000 to 19.7% for the second quarter of fiscal 2001. This decrease in gross profit, as a percentage of net sales, was primarily a result of higher energy costs and lower average net sales prices for virgin woodpulp, offset by lower fiber costs.

     Selling, General and Administrative Expenses. It is our policy to include freight expense in this category as selling expense. Selling, general and administrative expenses, exclusive of freight, increased approximately $1.0 million, or 13.9%, from approximately $7.2 million for the second quarter of fiscal 2000 to approximately $8.2 million for the second quarter of fiscal 2001. Selling, general and administrative expenses, excluding freight, were 5.9% of net sales for the second quarter of fiscal 2000, the same percentage as for the second quarter of fiscal 2001. Selling, general and administrative expenses for the second quarter of 2001 are net of $1.2 million of management fees charged to some of our affiliates. Freight expense increased approximately $1.0 million, or 17.5%, from approximately $5.7 million in the second quarter of fiscal 2000 to approximately $6.7 million for the second quarter of fiscal 2001. This increase was a result of increased volume of shipments of all products during this period combined with higher fuel costs.

     Operating Income. Operating income increased approximately $1.5 million, or 13.6%, from approximately $11.0 million for the second quarter of fiscal 2000 to approximately $12.5 million for the second quarter of fiscal 2001. Operating income, as a percentage of net sales, was 9.0% for the second quarter of fiscal 2001, as compared to 9.1% for the second quarter of fiscal 2000. This percentage decrease was due to the reasons stated above.

     Net Interest Expense. Net interest expense increased approximately $0.3 million, or 4.1%, from $7.3 million in the second quarter of fiscal 2000 to approximately $7.6 million for the second quarter of fiscal 2001. This increase reflects higher debt levels during the second quarter of fiscal 2001, partially offset by approximately $0.9 million of interest charged to affiliates in the three months ended March 31, 2001, as compared to the second quarter of fiscal 2000.

     EBITDA. We define "earnings before interest, taxes, depreciation and amortization," as "EBITDA," for a particular fiscal period, as operating income plus depreciation and amortization. EBITDA increased approximately $0.5 million, or 3.0%, from approximately $16.6 million for the second quarter of fiscal 2000 to $17.1 million for the second quarter of fiscal 2001. This increase in EBITDA was due primarily to favorable operating conditions that allowed us to run at near full capacity in our tissue business and price increases in jumbo rolls of tissue and converted tissue products, offset by lower pulp prices and increased energy costs at all of our paper mills and finished goods converting facilities.

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

     Six Months Ended March 31, 2001 (the "first half of fiscal 2001") Compared to the Six Months Ended March 31, 2000 (the "first half of fiscal 2000").

     Revenues. Revenues increased approximately $53.5 million, or 23.1%, from approximately $231.4 million for the first half of fiscal 2000 to approximately $284.9 million for the first half of fiscal 2001. Total revenues in the first half of fiscal 2001 include approximately $25.6 million of sales to some of our newly-formed affiliates.

     Net sales of tissue products increased approximately $57.7 million, or 46.8%, from approximately $123.2 million for the first half of fiscal 2000 to approximately $180.9 million for the first half of fiscal 2001. This increase was primarily due to increases in jumbo tissue rolls and tissue converted cases sold enabled by an increase in our installed capacity for the manufacture of tissue jumbo rolls and converted tissue products, product mix and price increases.

     Net sales of uncoated freesheet increased approximately $7.2 million, or 10.4%, from approximately $69.5 million for the first half of fiscal 2000 to approximately $76.7 million for the first half of fiscal 2001. This increase was due to increased production. Total revenues in the first half of fiscal 2001 include approximately $25.6 million of sales to some of our newly-formed affiliates.

     Net sales of virgin woodpulp decreased approximately $5.1 million, or 16.3%, from approximately $31.3 million for the first half of fiscal 2000 to approximately $26.2 million for the first half of fiscal 2001. This decrease was primarily due to higher internal requirements and lower average net sales prices.

     Net sales of converting equipment were approximately $6.9 million for the first half of fiscal 2000 and were approximately $0.6 million in the first half of fiscal 2001.

     Gross Profit. Gross profit increased approximately $9.1 million, or 17.4%, from approximately $52.4 million for the first half of fiscal 2000 to approximately $61.5 million for the first half of fiscal 2001. Gross profit, as a percentage of net sales, decreased from 22.7% for the first half of fiscal 2000 to 21.6% for the first half of fiscal 2001. This decrease in gross profit, as a percentage of net sales, was primarily a result of higher energy costs and lower average net sales prices for woodpulp, offset by lower fiber costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, exclusive of freight, increased approximately $1.8 million, or 12.2%, from approximately $14.7 million for the first half of fiscal 2000 to approximately $16.5 million for the first half of fiscal 2001. Selling, general and administrative expenses, excluding freight, were 6.4% of net sales for the first half of fiscal 2000 as compared to 5.8% for the first half of fiscal 2001. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight, between the first half of fiscal 2000 and the first half of fiscal 2001. Selling, general and administrative expenses for the second quarter of 2001 are net of $1.2 million of management fees charged to certain affiliates of the Company. Freight expense increased approximately $3.5 million, or 32.1%, from approximately $10.9 million in the first half of fiscal 2000 to approximately $14.4 million for the first half of fiscal 2001. This increase was a result of increased shipments during this period combined with higher fuel costs.

     Operating Income. Operating income increased approximately $3.8 million, or 14.2%, from approximately $26.8 million for the first half of fiscal 2000 to approximately $30.6 million for the first half of fiscal 2001. Operating income, as a percentage of net sales, was 10.7% for the first half of fiscal 2001, as compared to 11.6% for the first half of fiscal 2000. This decrease was due to the reasons stated above.

     Net Interest Expense. Net interest expense increased approximately $1.3 million, or 9.2%, from $14.2 million in the first half of fiscal 2000 to approximately $15.5 million for the first half of fiscal 2001. This increase reflects higher debt levels during the first half of fiscal 2001, partially offset by approximately $1.9 million of interest charged to affiliates in the first half of fiscal 2001, as compared to the first half of fiscal 2000.

     EBITDA. We define "earnings before interest, taxes, depreciation and amortization," as "EBITDA," for a particular fiscal period, as operating income plus depreciation and amortization. EBITDA increased approximately $2.1 million, or 0.6%, from approximately $37.5 million for the first half of fiscal 2000 to approximately $39.6 million for the first half of fiscal 2001. This increase in EBITDA was due primarily to favorable operating conditions that allowed us to run at near full capacity in our tissue business and price increases in jumbo rolls of tissue and converted tissue products, offset by lower pulp prices and increased energy costs at all of our paper mills and finished goods converting facilities.

Liquidity and Capital Resources
-------------------------------

     Cash used in operating activities in the first half of fiscal 2001 decreased by approximately $1.8 million, as compared to the first half of fiscal 2000. There was a significant increase in net income for the first half of fiscal 2001, as compared to the first half of fiscal 2000. Accounts payable and accrued expenses decreased approximately $15.6 million, inventories increased approximately $24.8 million, and accounts receivable decreased approximately $8.7 million in the first half of fiscal 2001. On November 1, 2000, one of our subsidiaries transferred its interest in all of the net accounts receivable and inventories of its "forms" business to an affiliated entity. The net assets transferred to the affiliate had a net carrying value on November 1, 2000 of approximately $12.8 million. The affiliate paid to our subsidiary the book value of these assets, with no resulting gain or loss. Cash used for capital expenditures in the first half of fiscal 2001 was approximately $17.2 million, as compared to approximately $21.4 million for the first half of fiscal 2000.

There was a distribution to Super American Tissue Inc., our ultimate corporate parent, for income taxes of approximately $3.2 million in the first quarter of fiscal 2001. There was a contribution to stockholder's equity of approximately $12.4 million from Super American Tissue Inc. in the first half of fiscal 2001. All of the above resulted in the reduction of net borrowings of approximately $0.1 million under our revolving credit facility in the first half of fiscal 2001.

     At March 31, 2001, our total consolidated debt was approximately $329.3 million.

     At March 31, 2001, we were in compliance with all covenants under our revolving line of credit facility and under the indenture covering our senior secured notes.

     We believe, based on current levels of operations, anticipated internal growth, price increases, anticipated capital expenditures, and cash flow from operations, together with other available sources of funds, including, but not limited to, equity contributions and advances from our parent company, and the availability of borrowings under our revolving credit facility, that liquidity will be adequate for the foreseeable future to make required payments of interest on indebtedness, to fund anticipated capital expenditures, and for working capital requirements. The ability to meet debt service obligations and reduce total debt will be dependent, however, upon our future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. A portion of the debt bears interest at floating rates. Therefore, our financial condition is, and will continue to be, affected by changes in prevailing interest rates.

Inflation and Cyclicality
-------------------------

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

Seasonality
-----------

     Historically, our net sales have been somewhat stronger during our third and fourth fiscal quarters, due to increased seasonal usage by consumers in the at-home business and inventory and usage patterns in the away-from-home finished tissue products business.

Forward Looking Statements
--------------------------

     Except for historical information and discussions contained in this Form 10Q, statements contained in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements, expressed or implied in such forward looking statements. The words "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

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

                                             AMERICAN TISSUE INC.
                                                  (registrant)


May  __, 2001                                By /s/ Edward I. Stein
                                                --------------------------------
                                                Edward I. Stein
                                                (On behalf of Registrant and as
                                                Chief Accounting Officer)