Form 10-Q/A
period 2001-03-31
AMERICAN TISSUE INC
filed 2001-05-23
CIK 1095827

Securities and Exchange Commission
                             Washington, D.C. 20549

                        -------------------------------

                                  FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)

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

                                      INDEX
                                  FORM 10-Q/A
                               (Amendment No. 1)*
                              AMERICAN TISSUE INC.

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

          o Condensed Consolidated Statement of Stockholder's Equity - Six Months Ended March 31, 2001.

          o    Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II:  Other Information

          Item 1. Legal Proceedings

          Item 6. Exhibits and Reports

          Signature


* This amended Form 10-Q is being filed to correct typographical errors in the Condensed Consolidated Statements of Cash Flows and computational errors in Note 5 (Segment Reporting) of the Notes to Condensed Consolidated Financial Statements and to effect changes under "Management's Discussion and Analysis of Financial Condition and Results of Operations" consisting of (1) a conforming change under "Liquidity and Capital Resources" to reflect the correction made to the amount of capital expenditures for the six months ended March 31, 2001 in the Condensed Consolidated Statements of Cash Flows; and (2) under "Results of Operations," (a) minor revisions in the tables summarizing revenue components for the three and six month periods ended March 31, 2001 and conforming changes in the discussion under "Revenues" for such periods, (b) a revised explanation, under "Revenues" for the six months ended March 31, 2001, of the increase in net sales of tissue products for such six month period, and (c) the addition of some omitted words under "Selling, General and Administrative Expenses" for the six months ended March 31, 2001. Accordingly, portions of Part I-Item 1. - "Financial Information" and Part I-Item 2. - "Management's Discussion and Analysis of Financial Conditions and Results of Operations" have been amended to reflect such corrections and changes. The remaining information in this amended Form 10-Q has not been amended to reflect any changes that may have occurred subsequently to the date of the reporting period to which the Form 10-Q relates.

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

                              American Tissue Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                                   For the Six Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                     2001              2000
                                                                                   --------          --------
Cash Flows From Operating Activities
     Net income                                                                    $ 15,082          $ 12,554
     Adjustments:
         Depreciation and amortization                                                9,006            10,660
         Bad debt expense                                                               480               330
         Changes in operating assets and liabilities:
         (Increase) decrease in operating assets & liabilities:
              Accounts receivable                                                     8,747            (5,782)
              Inventories                                                           (24,828)          (35,463)
              Equipment held for sale                                                    --             7,076
              Prepaid expenses and other current assets                                (496)           (3,885)
              Other assets                                                               51               (18)
              Accounts payable and accrued expenses                                 (15,606)            5,155
                                                                                   --------          --------
     Net cash used in operating activities                                           (7,564)           (9,373)
                                                                                   --------          --------
Cash Flows From Investing Activities:
     Proceeds from transfer to an affiliate of inventories and                       12,781                 0
     accounts receivable (Note 4)
     Capital expenditures                                                           (19,991)          (21,366)
                                                                                   --------          --------
     Net cash used in investing activities                                           (7,210)          (21,366)
                                                                                   --------          --------
Cash Flows From Financing Activities:
     Net proceeds (repayment) from borrowings under revolving credit facility          (138)           31,982
     Proceeds from long term debt and capital lease obligations                       2,596                --
     Repayment of long term debt and capital lease obligations                         (468)             (415)
     Decrease in deferred costs                                                        (534)           (1,267)
     Advances and repayments to affiliates, net                                       3,738              (234)
     Tax distribution to Super American Tissue Inc.                                  (3,201)               --
     Capital contribution from Super American Tissue Inc.                            12,428                --
                                                                                   --------          --------
     Net cash provided by financing activities                                       14,421            30,066
                                                                                   --------          --------

Net Decrease in Cash and Cash Equivalents                                              (353)             (673)

Cash and Cash Equivalents, Beginning of Period                                     $    956          $  1,806
                                                                                   --------          --------

Cash and Cash Equivalents, End of Period                                           $    603          $  1,133
                                                                                   ========          ========

Supplemental Cash Flow Information:
     Interest paid, net                                                            $ 18,154          $ 14,257
                                                                                   ========          ========
     Income taxes paid                                                             $    337          $     13
                                                                                   ========          ========
     Non-cash financing transactions relating to capital lease
     obligations entered into                                                      $      0          $  3,264
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

     Information on the operations of the Company's reportable segments is as follows:

                                                     Tissue           Uncoated
                                                    Products          Freesheet             Other            Combined
                                                    --------          ---------             -----            --------
Three Months Ended March 31, 2001:
(Unaudited)
Revenues                                            $ 92,191           $ 46,729           $    885           $139,805
Operating profit                                      13,839                 54             (1,376)            12,517
Depreciation and amortization                          3,505                830                202              4,537
Operating profit before depreciation
   and amortization                                   17,344                884             (1,174)            17,054
Capital expenditures                                   9,855              2,970              1,027             13,852
Assets                                              $391,961           $119,319           $ 34,289           $545,569


                                                     Tissue           Uncoated
                                                    Products          Freesheet             Other            Combined
                                                    --------          ---------             -----            --------
Three Months Ended March 31, 2000:
(Unaudited)
Revenues                                            $ 65,112           $ 53,119           $  2,816           $121,047
Operating profit                                       3,289              7,639                 88             11,016
Depreciation and amortization                          3,651              1,707                181              5,539
Operating profit before depreciation
   and amortization                                    6,940              9,346                269             16,555
Capital expenditures                                   7,544              3,670                  0             11,214
Assets                                              $315,403           $113,308           $ 30,232           $458,943

       Reconciliation of Segment Reporting Profits to Combined Net Income

                                                  Three Months Ended
                                                      March 31,
                                                   2001          2000
                                                 -------       -------
                                               (Unaudited)   (Unaudited)
          Total Operating Profit                 $12,517       $11,016
          Interest Expense, net                    7,616         7,291
                                                 -------       -------
          Net Income                             $ 4,901       $ 3,725
                                                 =======       =======

                                                         Tissue           Uncoated
                                                        Products          Freesheet             Other            Combined
                                                        --------          ---------             -----            --------
Six Months Ended March 31, 2001:
(Unaudited)
Revenues                                                $180,872           $102,883           $  1,104           $284,859
Operating profit                                          23,284              7,718               (390)            30,612
Depreciation and amortization                              7,038              1,602                366              9,006
Operating profit before depreciation
   and amortization                                       30,322              9,320                (24)            39,618
Capital expenditures                                      11,873              5,896              2,222             19,991
Assets                                                  $391,961           $119,319           $ 34,289           $545,569

                                                         Tissue           Uncoated
                                                        Products          Freesheet             Other            Combined
                                                        --------          ---------             -----            --------
Six Months Ended March 31, 2000:
(Unaudited)
Revenues                                                $123,188           $100,795           $  7,379           $231,362
Operating profit                                           8,830             18,171               (207)            26,794
Depreciation and amortization                              6,920              3,371                369             10,660
Operating profit before depreciation
   and amortization                                       15,750             21,542                162             37,454
Capital expenditures                                      11,751              9,615                  0             21,366
Assets                                                  $326,281           $102,430           $ 30,232           $458,943

       Reconciliation of Segment Reporting Profits to Combined Net Income

                                                   Six Months Ended
                                                       March 31,
                                                   2001          2000
                                                 -------       -------
                                               (Unaudited)   (Unaudited)
          Total Operating Profit                 $30,612       $26,794
          Interest Expense, net                   15,530        14,240
                                                 -------       -------
          Net Income                             $15,082       $12,554
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


Results of Operations
---------------------

     The following is a summary of the components of our revenues for the fiscal periods indicated (dollars in millions):

                                 Three Months Ended                  Six Months Ended
                                      March 31,                          March 31,
                                ---------------------             -----------------------
                                  2001         2000                 2001           2000
                                --------     --------             --------       --------
Tissue products                 $   92.2     $   65.1             $  180.9       $  123.2
Uncoated freesheet                  38.7         37.0                 77.0           69.5
Woodpulp                             8.1         16.1                 25.9           31.3
Equipment sales                      0.6          2.5                  0.6            6.9
Rental income                        0.2          0.3                  0.5            0.5
                                --------     --------             --------       --------
Total revenues                  $  139.8     $  121.0             $  284.9       $  231.4
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

     Net sales of uncoated freesheet increased approximately $1.7 million, or 4.6%, from approximately $37.0 million for the second quarter of fiscal 2000 to approximately $38.7 million for the second quarter of fiscal 2001. This increase was due to increased production. Total revenues in the second quarter of fiscal 2001 include approximately $17.0 million of sales to some of our newly-formed affiliates.

     Net sales of virgin woodpulp decreased approximately $8.0 million, or 49.7%, from approximately $16.1 million for the second quarter of fiscal 2000 to approximately $8.1 million for the second quarter of fiscal 2001. This decrease was primarily due to higher internal requirements and lower average net sales prices.

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

     Net sales of uncoated freesheet increased approximately $7.5 million, or 10.8%, from approximately $69.5 million for the first half of fiscal 2000 to approximately $77.0 million for the first half of fiscal 2001. This increase was due to increased production. Total revenues in the first half of fiscal 2001 include approximately $25.6 million of sales to some of our newly-formed affiliates.

     Net sales of virgin woodpulp decreased approximately $5.4 million, or 17.2%, from approximately $31.3 million for the first half of fiscal 2000 to approximately $25.9 million for the first half of fiscal 2001. This decrease was primarily due to higher internal requirements and lower average net sales prices.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, exclusive of freight, increased approximately $1.8 million, or 12.2%, from approximately $14.7 million for the first half of fiscal 2000 to approximately $16.5 million for the first half of fiscal 2001. Selling, general and administrative expenses, excluding freight, were 6.4% of net sales for the first half of fiscal 2000 as compared to 5.8% for the first half of fiscal 2001. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight, between the first half of fiscal 2000 and the first half of fiscal 2001. Selling, general and administrative expenses for the second quarter of 2001 are net of $1.2 million of management fees charged to certain affiliates of the Company. Freight expense increased approximately $3.5 million, or 32.1%, from approximately $10.9 million in the first half of fiscal 2000 to approximately $14.4 million for the first half of fiscal 2001. This increase was a result of an increased volume of shipments during this period combined with higher fuel costs.

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

Liquidity and Capital Resources
-------------------------------

     Cash used in operating activities in the first half of fiscal 2001 decreased by approximately $1.8 million, as compared to the first half of fiscal 2000. There was a significant increase in net income for the first half of fiscal 2001, as compared to the first half of fiscal 2000. Accounts payable and accrued expenses decreased approximately $15.6 million, inventories increased approximately $24.8 million, and accounts receivable decreased approximately $8.7 million in the first half of fiscal 2001. On November 1, 2000, one of our subsidiaries transferred its interest in all of the net accounts receivable and inventories of its "forms" business to an affiliated entity. The net assets transferred to the affiliate had a net carrying value on November 1, 2000 of approximately $12.8 million. The affiliate paid to our subsidiary the book value of these assets, with no resulting gain or loss. Cash used for capital expenditures in the first half of fiscal 2001 was approximately $20.0 million, as compared to approximately $21.4 million for the first half of fiscal 2000.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERICAN TISSUE INC.
                                                  (registrant)


May 23, 2001                                 By /s/ Edward I. Stein
                                                --------------------------------
                                                Edward I. Stein
                                                (On behalf of Registrant and as
                                                Chief Accounting Officer)