Form 10-Q
period 2001-06-30
AMERICAN TISSUE INC
filed 2001-08-20
CIK 1095827

FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______ to ______.

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

                                      Yes     X            No
                                          ---------           ---------

Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of June 30, 2001: Not applicable

                                      INDEX
                              AMERICAN TISSUE INC.

PART I: Financial Information

     Item 1. Financial Statements

     o Condensed Consolidated Balance Sheets - June 30, 2001 and September 30, 2000.

     o Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2001 and June 30, 2000.

     o Condensed Consolidated Statements of Operations - Nine Months Ended June 30, 2001 and June 30, 2000.

     o Condensed Consolidated Statements of Cash Flows - Nine Months Ended June 30, 2001 and June 30, 2000.

     o Condensed Consolidated Statement of Stockholder's Equity - Nine Months Ended June 30, 2001.

     o    Notes to Condensed Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II: Other Information

     Item 1. Legal Proceedings

     Item 3. Defaults Upon Senior Securities

     Item 6. Exhibits and Reports

     Signature

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              American Tissue Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                   June 30,        September 30,
                                                                                     2001               2000
                                                                              ------------------- -----------------
ASSETS                                                                           (Unaudited)
     Current Assets:
         Cash and cash equivalents                                                        $  915             $ 956
         Accounts receivable, net of allowance for doubtful
               accounts of $1,260 (unaudited) and $3,500, respectively                    80,821            84,109
         Inventories                                                                     174,360           162,556
         Equipment held for sale                                                           3,500               749
         Prepaid expenses and other current assets                                         4,454             4,534
                                                                                        --------          --------
              Total Current Assets                                                       264,050           252,904

     Property, plant and equipment, net                                                  256,532           245,912

     Due from related parties                                                             38,295            33,591
     Deferred costs, net                                                                   9,899            10,463
     Other assets                                                                            347             3,788
                                                                                        --------          --------
                Total Assets                                                            $569,123          $546,658
                                                                                        ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
         Revolving line of credit                                                       $144,251          $141,657
         Senior secured notes payable                                                    160,553                --
         Current portion of long term debt/capital lease obligations                       1,359             1,788
         Accounts payable and accrued expenses                                            64,331            73,615
              Due to related parties                                                      11,666            11,509
                                                                                        --------          --------
              Total Current Liabilities                                                  382,160           228,569

     Senior secured notes payable                                                             --           160,102
     Long-term debt and capital lease obligations                                         26,549            23,508
     Other long-term liabilities                                                          12,967            11,774
     Stockholder's Equity:
         Common stock                                                                      1,605             1,605
         Additional paid-in capital                                                       66,352            57,125
         Retained earnings                                                                79,490            63,975
                                                                                        --------          --------
              Total Stockholder's Equity                                                 147,447           122,705
                                                                                        --------          --------

                  Total Liabilities and Stockholder's Equity                            $569,123          $546,658
                                                                                        ========          ========

     See accompanying notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Operations
                             (Dollars In Thousands)
                                   (Unaudited)

                                                     For the Three Months
                                                        Ended June 30,
                                             -----------------------------------
                                                     2001              2000
                                             ------------------  ---------------

         Revenues                                     $146,508         $126,831
         Cost of sales                                 120,273          101,858
                                                      --------         --------
              Gross profit                              26,235           24,973

         Selling, general and
         administrative expenses                        16,024           13,795
                                                      --------         --------
              Operating profit                          10,211           11,178

         Interest expense, net                           9,778            7,995
                                                      --------         --------
              Net income                                 $ 433          $ 3,183
                                                      ========         ========



                                                      For the Nine Months
                                                        Ended June 30,
                                             -----------------------------------
                                                    2001               2000
                                             -----------------   ---------------

         Revenues                                    $431,367          $358,193
         Cost of sales                                343,615           280,789
                                                     --------          --------
              Gross profit                             87,752            77,404

         Selling, general and
         administrative expenses                       46,929            39,429
                                                     --------          --------
              Operating profit                         40,823            37,975

         Interest expense, net                         25,308            22,235
                                                     --------          --------
              Net income                             $ 15,515          $ 15,740
                                                     ========          ========


     See accompanying notes to condensed consolidated financial statements.

                              American Tissue Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                          For the Nine Months Ended
                                                                                   June 30,
                                                                         --------------------------
                                                                              2001          2000
                                                                          ------------  ------------
Cash Flows From Operating Activities
     Net income                                                               $ 15,515    $ 15,740
     Adjustments:
         Depreciation and amortization                                          13,773      16,280
         Bad debt expense                                                          720         495
         Changes in operating assets and liabilities,
           net of acquistionss and dispositions:
              Accounts receivable                                               (5,459)     (8,059)
              Inventories                                                      (20,539)    (45,522)
              Equipment held for sale                                               --       7,076
              Prepaid expenses and other current assets                             80      (3,967)
              Other assets                                                       3,441      (3,539)
              Accounts payable, accrued expenses and other
                long-term liabilities                                           (7,521)     (4,470)
                                                                              --------    --------
     Net cash used in operating activities:                                         10     (25,966)
                                                                              --------    --------
Cash Flows From Investing Activities:
     Proceeds from transfer to an affiliate of inventories and
       accounts receivable (Note 4)                                             12,781          --
     Purchase of inventories and accounts receivable                                --     (13,666)
     Capital expenditures                                                      (26,313)    (25,502)
                                                                              --------    --------
     Net cash used in investing activities                                     (13,532)    (39,168)
                                                                              --------    --------
Cash Flows From Financing Activities:
     Net proceeds from borrowings under revolving credit facility                2,594      67,358
     Proceeds from long-term debt                                                2,919          --
     Repayment of long-term debt and capital lease obligations                    (307)       (958)
     Increase in deferred costs                                                   (386)     (1,115)
     Advances and repayments to affiliates, net                                   (566)       (690)
     Tax distribution to Super American Tissue Inc.                             (3,201)         --
     Capital contribution from Super American Tissue Inc.                       12,428          --
                                                                              --------    --------
         Net cash provided by financing activities                              13,481      64,595
                                                                              --------    --------

Net Decrease in Cash and Cash Equivalents                                          (41)       (539)

Cash and Cash Equivalents, Beginning of Period                                $    956    $  1,806
                                                                              --------    --------

Cash and Cash Equivalents, End of Period                                      $    915    $  1,267
                                                                              ========    ========

Supplemental Cash Flow Information:
      Interest paid, net                                                      $ 22,932    $ 22,538
                                                                              ========    ========





      Income taxes paid                                                       $      0    $      0
                                                                              ========    ========
      Non-cash financing transactions relating to capital lease
      obligations entered into                                                $      0    $  3,264
                                                                              ========    ========


     See accompanying notes to condensed consolidated financial statements.

                              American Tissue Inc.
            Condensed Consolidated Statement of Stockholders' Equity
                     For the Nine Months Ended June 30, 2001
                             (Dollars In Thousands)
                                   (Unaudited)

                                                Common Stock              Additional
                                                ------------               Paid-In         Retained
                                           Shares          Amount          Capital         Earnings           Total
                                           ------          ------         ----------       --------           -----

Balance at September 30, 2000                  200        $ 1,605          $ 57,125        $ 63,975          $122,705

Net Income nine months ended
     June 30, 2001                             N/A             --                --          15,515            15,515

Capital contribution from Super American
     Tissue Inc.                               N/A             --            12,428              --            12,428

Tax distribution to Super American
     Tissue Inc.                               N/A             --           (3,201)              --           (3,201)
                                           -------        -------          --------        --------          --------

Balance at June 30, 2001                       200        $ 1,605          $ 66,352        $ 79,490          $147,447
                                           =======        =======          ========        ========          ========


     See accompanying notes to condensed consolidated financial statements.

                              AMERICAN TISSUE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


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


2. COMPREHENSIVE INCOME:

     The Company complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. For the nine months ended June 30, 2001 and 2000, the Company's operations did not give rise to material items includible in comprehensive income that were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3. INVENTORIES

     Inventories, at cost, consist of the following:


                                               June 30,           September 30,
                                                 2001                 2000
                                              (Unaudited)
                                         -----------------    ------------------
     Raw materials                                $ 43,036             $ 67,832
     Work-in-process                                   684                  733
     Finished goods                                107,848               72,634
     Supplies inventory                             22,792               21,357
                                                  --------             --------
                                                  $174,360             $162,556
                                                  ========             ========


4. RELATED PARTY TRANSACTIONS

     Effective October 1, 2000, the Company began charging its affiliates interest for the net advances to each affiliate at the Company's long term incremental borrowing rate. Such charges for the fiscal quarter ended June 30, 2001 were $913, and for the nine months ended June 30, 2001 were $2,767. The Company sells rolls of uncoated freesheet papers to certain of its affiliates at current market price. Such sales for the fiscal quarter ended June 30, 2001 were $18,923, or 12.9% of revenues, and such sales for the nine months ended June 30, 2001 were $44,945, or 10.4% of revenues. There are no comparable amounts for the fiscal quarter ended June 30, 2000 or the nine months ended June 30, 2000 because these affiliates did not exist during those periods. Selling, general and administrative expenses are net of management fees charged to certain affiliates of the Company. For the fiscal quarter ended June 30, 2001, these charges were $600, and such charges were $1,800 for the nine months ended June 30, 2001. The Company made a distribution for income tax purposes of $3,201 to Super American Tissue Inc., its parent company, in the quarter ended December 31, 2000. The Company's stockholder made a capital contribution of $12,428 in the quarter ended March 31, 2001.

     On November 1, 2000, a subsidiary of the Company transferred its interest in all of the net accounts receivable and inventories of its "forms" business to an affiliated entity. The net assets transferred to the affiliate had an aggregate net carrying value of $12,781.

5. REVOLVING LINE OF CREDIT AND
   SENIOR SECURED NOTES PAYABLE

     Historically, the Company's growth has been financed through cash flow from operations, borrowings under the Company's revolving credit facility, the issuance of senior secured notes and equity contributions from its stockholder. The Company's primary liquidity requirements are for working capital, capital expenditures, debt service and customer growth. The Company has been adversely affected by liquidity issues resulting from further weakness in the market for pulp and weakness in commodity grade paper prices, increased energy costs and, since April 2001, the limited availability of funds under its revolving credit facility, as described below.

     The Company's pulp and paper products, other than tissue products, are globally-traded commodity products. Historical sales prices for these products have been volatile and have changed based on the relationship between world supply and demand. The Company, like other participants in the pulp and paper industry, has limited direct influence over the timing and extent of such changes. The demand for most of the Company's pulp products is primarily affected by the state of the global economy, in general, and, in particular, the economies in North America and east Asia. Decreases in demand in these economies have led to corresponding decreases in prices for these pulp products.

     In addition, energy has become an increasingly significant operating expense as a result of rapid and substantial price increases which commenced in late 2000 and have continued in 2001. Market conditions prevent the Company from passing these higher costs on to its customers through price increases.

     The Company's sells rolls of uncoated freesheet to affiliated companies. Under the terms of the Company's revolving credit agreement, the accounts receivable generated as a result of these sales are "disallowed" as part of the borrowing base. The percentage of accounts receivable from affiliates increased significantly during the nine months ended June 30, 2001. This increase caused a tightening of liquidity because the Company bore the costs of creating such receivables but did not generate the corresponding increase in its borrowing base.

     In addition, as the Company has grown significantly over the last two years, there has been a corresponding increase in inventories. In connection with efforts to increase the size of the revolving credit facility, the lenders temporarily increased the sublimit for inventories included in the borrowing base from $75,000 to $90,000 and the Company was advanced additional funds under the credit facility commensurate with the increased borrowing base. At the end of March 2001, the lenders ceased efforts to increase the size of the revolving credit facility and the sublimit for inventories was decreased by $5,000 in March 2001, and by an additional $10,000 in April 2001. The Company was unable to pay down the outstanding balance as the borrowing base decreased. These factors, among others, created a condition known as an "overadvance".

     In June and July 2001, the Company attempted to restructure its debt and alleviate its liquidity constraints through a series of transactions. The restructuring plan involved (1) a tender offer for the Company's senior secured notes, (2) a "consolidation" of the Company and certain of its affiliates and the offering of new senior notes based on the consolidated entities and (3) the entry into a new, larger revolving credit facility for the consolidated entities. The completion of these transactions were interdependent. Due to a number of market related factors, the Company was unable to complete the offering for new senior secured notes on acceptable terms and, therefore, none of the transactions described above was consummated. As a result, the Company's liquidity problems were exacerbated.

     The Company was recently notified by the agent for the lenders under its revolving credit facility that those of its subsidiaries that are borrowers under this facility were in default. The default notice states, in part, that these borrowers have defaulted in their obligation to repay to the lenders the overadvance of approximately $25,000, as required by the terms of the revolving credit facility. The default notice also stated that the agent and the lenders will not make further loans to the borrowers, except in their sole and absolute discretion, and that future loans are subject to the satisfaction of a number of conditions, which the Company is currently working on, including the development of a detailed plan to reduce the overadvance. At the direction of the lenders, the Company has engaged Price Waterhouse Coopers LLP as financial advisors to assist management in this process.

     Pursuant to the terms of an intercreditor agreement between the agent for the revolving credit facility lenders and the trustee for the Company's outstanding senior secured notes, the agent has notified the trustee of the default under the revolving credit facility. The Company's failure to repay the overadvance under its revolving credit facility constitutes an event of default under the indenture relating to its senior secured notes. An event of default under this indenture permits the trustee or the holders of 25% in aggregate principal of the Company's senior secured notes to accelerate the maturity of these notes and permits the trustee to exercise its remedies under the indenture and the collateral documents securing its senior secured notes. The trustee has not informed the Company of what action, if any, it proposes to take under the indenture.

     The revolving credit facility and the indenture do not provide for grace periods relative to the defaults triggered by the Company's failure to repay the overadvance. Therefore, its indebtedness under these facilities have been classified as current liabilities in the accompanying condensed consolidated balance sheet at June 30, 2001.

     In an immediate attempt to reduce cash expenses and provide for reduction of inventories, the Company has temporarily shut down certain of its woodpulp, tissue and uncoated freesheet paper mills in order to assist in reducing inventories. The Company expects to continue converting and shipping operations at all of these locations during this period.

     In addition, the Company has recently received a notice from Boise Cascade Corporation that it is in default of its payments to them. As such, the Company's St. Helens, Oregon tissue machine located inside Boise Cascade's mill is subject to operating stoppages. The Company has made interim arrangements with Boise Cascade whereby the Company is required to make current payments totaling approximately $1,750 per week in order for Boise Cascade to continue operating the machine.

     Accordingly, the successful completion of the Company's financing and liquidity improvement initiatives and the cure and/or waiver of its defaults under its debt agreements are critical to the Company's ability to fund its planned operations. If unsuccessful, the Company's ability to continue as a going concern is questionable.


6. SEGMENT REPORTING

     The Company currently has two reportable operating segments: tissue products and uncoated freesheet paper products. The "other" nonreportable segment is comprised principally of the refurbishment and subsequent resale of tissue converting equipment.

     Information on the operations of the Company's reportable segments is as follows:
                                   (Unaudited)

                                                        Tissue           Uncoated
                                                       Products         Freesheet          Other           Consolidated
                                                       --------         ---------          -----           ------------
Three Months ended June 30, 2001:

Net sales                                               $ 107,286           $38,978            $244         $ 146,508
Operating profit (loss)                                    13,024           (3,326)             513            10,211
Depreciation and amortization                               3,806               783             178             4,767
Operating profit (loss) before depreciation
   and amortization                                        16,830           (2,543)             691            14,978
Capital expenditures                                        6,238                 0              84             6,322
Assets                                                   $421,128          $111,570        $ 36,425          $569,123


                                                     (Unaudited)
                                                        Tissue           Uncoated
                                                       Products         Freesheet          Other           Consolidated
                                                       --------         ---------          -----           ------------
Three Months ended June 30, 2000:

Net sales                                                 $75,673           $49,871          $1,287         $ 126,831
Operating profit                                            2,269             8,649             260            11,178
Depreciation and amortization                               3,701             1,742             177             5,620
Operating profit before depreciation
   and amortization                                         5,970            10,391             437            16,798
Capital expenditures                                        2,813             1,323               0             4,136
Assets                                                   $358,024          $105,959        $ 30,759          $494,742

     Reconciliation of Segment Reporting Profits to Consolidated Net Income
                                   (Unaudited)

                                                         Three Months Ended
                                                               June 30,
                                                           2001      2000
                                                         -------   -------
     Total Operating Profit                              $10,211   $11,178
     Interest Expense, net                                 9,778     7,995
                                                         -------   -------
     Net Income                                          $   433   $ 3,183
                                                         =======   =======


                                   (Unaudited)
                                       Tissue   Uncoated
                                      Products  Freesheet   Other   Consolidated
                                      --------  ---------   -----   ------------
Nine Months ended June 30, 2001:

Net sales                              $288,100   $141,919   $ 1,348   $431,367
Operating profit                         36,308      4,392       123     40,823
Depreciation and amortization            10,844      2,385       544     13,773
Operating profit before depreciation
   and amortization                      47,152      6,777       667     54,596
Capital expenditures                     18,111      5,896     2,306     26,313
Assets                                 $421,128   $111,570   $36,425   $569,123

                                   (Unaudited)
                                       Tissue   Uncoated
                                      Products  Freesheet   Other   Consolidated
                                      --------  ---------   -----   ------------
Nine Months ended June 30, 2000:

Net sales                              $198,861   $150,666   $ 8,666   $358,193
Operating profit                          6,668     27,231     4,076     37,975
Depreciation and amortization            10,587      5,147       546     16,280
Operating profit before depreciation
   and amortization                      17,255     32,378     4,622     54,255
Capital expenditures                     14,513     10,938        51     26,313
Assets                                 $358,024   $105,959   $30,759   $494,742





     Reconciliation of Segment Reporting Profits to Consolidated Net Income
                                            (Unaudited)
                                                          Nine Months Ended
                                                                June 30,
                                                            2001      2000
                                                          -------   -------
      Total Operating Profit                              $40,823   $37,975
      Interest Expense, net                                25,308    22,235
                                                          -------   -------
      Net Income                                          $15,515   $15,740
                                                          =======   =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     Historically, our growth has been financed through cash flow from operations, borrowings under our revolving credit facility, the issuance of our senior secured notes and equity contributions from our stockholder. Our primary liquidity requirements are for working capital, capital expenditures, debt service and customer growth. We have been adversely affected by liquidity issues resulting from further weakness in the market for pulp and weakness in commodity grade paper prices, increased energy costs and, since April 2001, the limited availability of funds under our revolving credit facility described below.

     Our pulp and paper products, other than tissue products, are globally-traded commodity products. Historical sales prices for these products have been volatile and have changed based on the relationship between world supply and demand. We, like other participants in the pulp and paper industry, have limited direct influence over the timing and extent of such changes. The demand for most of our pulp products is primarily affected by the state of the global economy, in general, and, in particular, the economies in North America and east Asia. Decreases in demand in these economies have led to corresponding decreases in prices for these pulp products.

     In addition, energy has become an increasingly significant operating expense as a result of rapid and substantial price increases which commenced in late 2000 and have continued in 2001. Market conditions prevent us from passing these higher costs on to our customers through price increases.

     We sell rolls of uncoated freesheet to affiliated companies. Under the terms of our revolving credit agreement, the accounts receivable generated as a result of these sales are "disallowed" as part of the borrowing base. The overall percentage of accounts receivable from affiliates increased significantly during the nine months ended June 30, 2001. This increase caused a tightening of liquidity because we bore the costs of creating such receivables but did not generate the corresponding increase in our borrowing base.

     In addition, as we have grown significantly over the last two years, there has been a corresponding increase in inventories. In connection with efforts to increase the size of the revolving credit facility, the lenders temporarily increased the sublimit for inventories included in the borrowing base from $75 million to $90 million and the lenders advanced us additional funds under the credit facility commensurate with the increased borrowing base. At the end of March 2001, the lenders ceased efforts to increase the size of the revolving credit facility and the sublimit for inventories was decreased by $5 million in March 2001, and by an additional $10 million in April 2001. We were unable to pay down the outstanding balance as the borrowing base decreased. These factors, among others, created a condition known as an "overadvance".

     In June and July 2001, we attempted to restructure our debt and alleviate our liquidity constraints through a series of transactions. The restructuring plan involved (1) a tender offer for our senior secured notes, (2) a "consolidation" of us and certain of our affiliates and the offering of new senior notes based on the consolidated entities and (3) the entry into a new, larger revolving credit facility for the consolidated entities. The completion of these transactions were interdependent. Due to a number of market related factors, we were unable to complete the offering for new senior secured notes on acceptable terms and, therefore, none of the transactions described above was consummated. As a result, our liquidity problems were exacerbated.

     We were recently notified by the agent for the lenders under our revolving credit facility that those of our subsidiaries that are borrowers under this facility were in default. The default notice states, in part, that these borrowers have defaulted in their obligation to repay to the lenders the overadvance of approximately $25 million, as required by the terms of our revolving credit facility. The default notice also stated that the agent and the lenders will not make further loans to the borrowers, except in their sole and absolute discretion, and that future loans are subject to the satisfaction of a number of conditions, which we are currently working on, including the development of a detailed plan to reduce the overadvance. At the direction of the lenders, we have engaged Price Waterhouse Coopers LLP as financial advisors to assist our management in this process.

     Pursuant to the terms of an intercreditor agreement between the agent for the revolving credit facility lenders and the trustee for our outstanding senior secured notes, the agent has notified the trustee of the default under the revolving credit facility. Our failure to repay the overadvance under its revolving credit facility constitutes an event of default under the indenture relating to its senior secured notes. An event of default under this indenture permits the trustee or the holders of 25% in aggregate principal of our senior secured notes to accelerate the maturity of these notes and permits the trustee to exercise its remedies under the indenture and the collateral documents securing our senior secured notes. The trustee has not informed us of what action, if any, it proposes to take under the indenture.

     The revolving credit facility and the indenture do not provide for grace periods relative to the default triggered by the our failure to repay the overadvance. Therefore, our indebtedness under these facilities has been classified as current liabilities in our condensed consolidated balance sheet at June 30, 2001.

     In an immediate attempt to reduce cash expenses and provide for reduction of inventories, we have temporarily shut down certain of our woodpulp, tissue and uncoated freesheet paper mills in order to assist in reducing inventories. We expect to continue converting and shipping operations at all of these locations during this period.

     In addition, we have recently received a notice from Boise Cascade Corporation that we are in default of our payments to them. As such, our St. Helens, Oregon tissue machine located inside Boise Cascade's mill is subject to operating stoppages. We have made interim arrangements with Boise Cascade whereby we are required to make current payments totaling approximately $1.75 million per week in order for Boise Cascade to continue operating the machine.

     Accordingly, the successful completion of our financing and liquidity improvement initiatives and the cure and/or waiver of our defaults under our debt agreements are critical to our ability to fund our planned operations. If unsuccessful, our ability to continue as a going concern is questionable.

Overview

     We are an integrated manufacturer of tissue and uncoated freesheet paper products, with a comprehensive product line that includes finished tissue products such as towels, napkins and bath tissue, jumbo tissue rolls used in the manufacture of finished tissue products and uncoated freesheet paper products primarily for printing, writing and publishing applications. Our finished tissue products are sold in the commercial, or away-from-home, and consumer, or at-home, markets. Our jumbo tissue rolls are used internally for the manufacture of finished tissue products and are sold to other manufacturers of finished tissue products. We sell our jumbo rolls of uncoated freesheet to affiliates and to printers, publishers, distributors and brokers for use in the printing and reproductive papers business. We manufacture virgin woodpulp primarily for internal use, however, depending on market conditions, opportunistically, we sell pulp. Users of our market pulp are primarily non-integrated paper mills located in the northeast United States. We also generate a small portion of our revenues from the sale of converting equipment for the manufacture of finished tissue products.

     We operate on an integrated company basis to maximize jumbo tissue roll production at our lower cost mills and to support and enhance our finished tissue products and uncoated freesheet paper business.

Results of Operations

     The following is a summary of the components of our revenues for the fiscal periods indicated (dollars in millions)(unaudited):

                               Three Months Ended         Nine Months Ended
                                    June 30,                   June 30,
                           -------------------------   -------------------------
                                2001         2000         2001             2000
                                ----         ----         ----             ----
Tissue products              $ 107.3        $75.7       $288.2           $198.9
Uncoated freesheet              36.1         32.8        113.1            102.3
Woodpulp                         2.9         17.1         28.8             48.4
Equipment sales                  0.0          1.0          0.6              7.9
Rental income                    0.2          0.2          0.7              0.7
                             -------        -----       ------           ------
Total revenues               $ 146.5      $ 126.8      $ 431.4          $ 358.2
                             =======      =======      =======          =======


     Three Months Ended June 30, 2001 (the "third quarter of fiscal 2001") Compared to the Three Months Ended June 30, 2000 (the "third quarter of fiscal 2000").

     Revenues.  Revenues increased  approximately  $19.7 million, or 15.5%, from approximately $126.8 million for the third quarter of fiscal 2000 to approximately $146.5 million for the third quarter of fiscal 2001. Total revenues in the third quarter of fiscal 2001 include approximately $18.9 million of sales to certain affiliates of the Company. These affiliates did not exist in the third quarter of fiscal 2000.

     Net sales of tissue products increased approximately $31.6 million, or 41.7%, from approximately $75.7 million for the third quarter of fiscal 2000 to approximately $107.3 million for the third quarter of fiscal 2001. This sales growth was due to higher market demand as we increased market share, as well as changes in product mix and price increases. Our capability to meet this higher market demand was primarily due to an increase in our installed capacity for the manufacture of tissue jumbo rolls and converted tissue products.

     Net sales of uncoated freesheet increased approximately $3.3 million, or 10.1%, from approximately $32.8 million for the third quarter of fiscal 2000 to approximately $36.1 million for the third quarter of fiscal 2001. This increase was due to increased production which provided additional tons that enabled us to meet our increased demand, and was partially offset by lower selling prices. Total revenues in the third quarter of fiscal 2001 include approximately $18.9 million of sales to certain of our affiliates. These affiliates did not exist in the third quarter of fiscal 2000.

     Net sales of virgin woodpulp decreased approximately $14.2 million, or 83.0%, from approximately $17.1 million for the third quarter of fiscal 2000 to approximately $2.9 million for the third quarter of fiscal 2001. This decrease was primarily due to higher internal usage due to lower prevailing market demand conditions and lower average net sales prices to outside customers.

     Net sales of converting equipment were approximately $1.0 million for the third quarter of fiscal 2000. There were no sales of converting equipment in the third quarter of fiscal 2001.

     Gross Profit. Gross profit increased approximately $1.2 million, or 4.8%, from approximately $25.0 million for the third quarter of fiscal 2000 to approximately $26.2 million for the third quarter of fiscal 2001. Gross profit, as a percentage of revenues, decreased from 19.7% for the third quarter of fiscal 2000 to 17.9% for the third quarter of fiscal 2001. This decrease in gross profit, as a percentage of revenues, was due primarily to lower average net sales prices for uncoated free sheet and virgin woodpulp, more downtime at our pulp mill and higher energy costs, offset by higher net sales prices for tissue products, higher sales volume of tissue products and uncoated free sheet, and lower fiber costs.

     Selling, General and Administrative Expenses. Our policy is to include freight expense in this category as a selling expense. Selling, general and administrative expenses, exclusive of freight, increased approximately $0.2 million, or 2.5%, from approximately $7.9 million for the third quarter of fiscal 2000 to approximately $8.1 million for the third quarter of fiscal 2001. Selling, general and administrative expenses, excluding freight, were 6.2% of net sales for the third quarter of fiscal 2000 as compared to 5.5% for the third quarter of fiscal 2001. Selling, general and administrative expenses for the third quarter of 2001 are net of approximately $0.6 million of management fees charged to certain of our affiliates. Freight expense increased approximately $2.0 million, or 33.9%, from approximately $5.9 million in the third quarter of fiscal 2000 to approximately $7.9 million for the third quarter of fiscal 2001. This increase was a result of increased volume of tissue and uncoated free sheet shipments during this period combined with higher fuel costs.

     Operating Income. Operating income decreased approximately $1.0 million, or 8.9%, from approximately $11.2 million for the third quarter of fiscal 2000 to approximately $10.2 million for the third quarter of fiscal 2001. Operating income, as a percentage of revenues, was

8.8% for the third quarter of fiscal 2000, as compared to 7.0% for the third quarter of fiscal 2001. This percentage decrease was due to the reasons stated above.

     Net Interest Expense. Net interest expense increased approximately $1.8 million, or 22.5%, from $8.0 million in the third quarter of fiscal 2000 to approximately $9.8 million for the third quarter of fiscal 2001. This increase reflects higher debt levels during the third quarter of fiscal 2001, partially offset by approximately $0.9 million of interest charged to affiliates in the third quarter of fiscal 2001, as compared to no charge to affiliates in the third quarter of fiscal 2000.

     EBITDA. We define "earnings before interest, taxes, depreciation and amortization", or "EBITDA", for a particular fiscal period as operating income plus depreciation and amortization. EBITDA decreased approximately $1.8 million, or 10.7%, from approximately $16.8 million for the third quarter of fiscal 2000 to $15.0 million for the third quarter of fiscal 2001. This decrease in EBITDA was due primarily to lower average net sales prices for uncoated free sheet and virgin woodpulp, higher freight and energy costs and lower depreciation and amortization, offset by higher net sales prices for tissue products, higher sales volume of tissue products and uncoated free sheet, and lower fiber costs.

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


     Nine Months Ended June 30, 2001 (the "first three quarters of fiscal 2001") Compared to the Nine Months Ended June 30, 2000 (the "first three quarters of fiscal 2000").

     Revenues. Revenues increased approximately $73.2 million, or 20.4%, from approximately $358.2 million for the first three quarters of fiscal 2000 to approximately $431.4 million for the first three quarters of fiscal 2001. Total revenues in the first three quarters of fiscal 2001 include approximately $44.9 million of sales to some of our affiliates. These affiliates did not exist in the first three quarters of fiscal 2000.

     Net sales of tissue products increased approximately $89.3 million, or 44.9%, from approximately $198.9 million for the first three quarters of fiscal 2000 to approximately $288.2 million for the first three quarters of fiscal 2001. This sales growth was due to higher market demand as we increased market share, as well as changes in product mix and price increases. Our capability to meet this higher market demand was primarily due to an increase in our installed capacity for the manufacture of jumbo tissue rolls and converted tissue products.

     Net sales of uncoated freesheet increased approximately $10.8 million, or 10.6%, from approximately $102.3 million for the first three quarters of fiscal 2000 to approximately $113.1 million for the first three quarters of fiscal 2001. This increase was due to increased production which provided more tons for sale. Total revenues in the first three quarters of fiscal 2001 include approximately $44.9 million of sales to certain of our affiliates. These affiliates did not exist in the first three quarters of fiscal 2000.

     Net sales of virgin woodpulp decreased approximately $19.6 million, or 40.5%, from approximately $48.4 million for the first three quarters of fiscal 2000 to approximately $28.8 million for the first three quarters of fiscal 2001. This decrease was primarily due to higher internal usage due to lower prevailing market demand conditions and lower average net sales prices to outside customers.

     Net sales of converting equipment were approximately $7.9 million for the first three quarters of fiscal 2000 and were approximately $0.6 million in the first three quarters of fiscal 2001.

     Gross Profit. Gross profit increased approximately $10.4 million, or 13.4%, from approximately $77.4 million for the first three quarters of fiscal 2000 to approximately $87.8 million for the first three quarters of fiscal 2001. Gross profit, as a percentage of revenues, decreased from 21.6% for the first three quarters of fiscal 2000 to 20.3% for the first three quarters of fiscal 2001. This decrease in gross profit, as a percentage of revenues, was due primarily to lower average net sales prices for uncoated free sheet and virgin woodpulp, more downtime at our pulp mill and higher energy costs, offset by higher net sales prices for tissue products, higher sales volume of tissue products and uncoated free sheet, and lower fiber costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, exclusive of freight, increased approximately $2.1 million, or 9.3%, from approximately $22.6 million for the first three quarters of fiscal 2000 to approximately $24.7 million for the first three quarters of fiscal 2001. Selling, general and administrative expenses, excluding freight, were 6.3% of net sales for the first three quarters of fiscal 2000 as compared to 5.7% for the first three quarters of fiscal 2001. This percentage decrease was due to net sales increasing at a faster rate than selling, general and administrative expenses, excluding freight, between the first three quarters of fiscal 2000 and the first three quarters of fiscal 2001. Selling, general and administrative expenses for the first three quarters of 2001 are net of $1.8 million of management fees charged to some of our affiliates. Freight expense increased approximately $5.4 million, or 32.1%, from approximately $16.8 million in the first three quarters of fiscal 2000 to approximately $22.2 million for the first three quarters of fiscal 2001. This increase was a result of increased volume of shipments during this period combined with higher fuel costs.

     Operating Income. Operating income increased approximately $2.8 million, or 7.4%, from approximately $38.0 million for the first three quarters of fiscal 2000 to approximately $40.8 million for the first three quarters of fiscal 2001. Operating income, as a percentage of net sales, was 10.6% for the first three quarters of fiscal 2000, as compared to 9.5% for the first three quarters of fiscal 2001. This decrease was due to the reasons stated above.

     Net Interest Expense. Net interest expense increased approximately $3.1 million, or 14.0%, from $22.2 million in the first three quarters of fiscal 2000 to approximately $25.3 million for the first three quarters of fiscal 2001. This increase reflects higher debt levels during the first three quarters of fiscal 2001, partially offset by approximately $2.8 million of interest charged to affiliates in the first three quarters of fiscal 2001, as compared to no charge to affiliates in the first three quarters of fiscal 2000.

     EBITDA. We define "earnings before interest, taxes, depreciation and amortization", as "EBITDA", for a particular fiscal period as operating income plus depreciation and amortization. EBITDA increased approximately $0.3 million, or 0.6%, from approximately $54.3 million for the first three quarters of fiscal 2000 to approximately $54.6 million for the first three quarters of fiscal 2001. This increase in EBITDA was due primarily to higher net sales prices for tissue products, higher sales volume of tissue products and uncoated free sheet, and lower fiber costs, offset by lower average net sales prices for uncoated free sheet and virgin woodpulp, higher freight and energy costs.


Liquidity and Capital Resources

     Cash used by operating activities in the first three quarters of fiscal 2001 decreased by approximately $26.0 million, as compared to the first three quarters of fiscal 2000. There was a decrease in net income of approximately $0.2 million, or 1.3% from approximately $15.7 million for the first three quarters of fiscal 2000 to approximately $15.5 million in the first three quarters of fiscal 2001. Accounts payable and accrued expenses decreased approximately $7.5 million, inventories increased approximately $20.5 million, and accounts receivable increased approximately $5.5 million in the first three quarters of fiscal 2001. On November 2, 2000, a subsidiary of ours transferred its interest in all of the accounts receivable and inventories of its "forms" business to an affiliated entity. The net assets transferred to the affiliate had a net carrying value on November 2, 2000 of approximately $12.8 million. The affiliate paid to the subsidiary the book value of these assets, with no resulting gain or loss. Cash used for capital expenditures in the first three quarters of fiscal 2001 was approximately $26.3 million, as compared to approximately $25.5 million for the first three quarters of fiscal 2000. We distributed to Super American Tissue Inc., our ultimate parent company, for income taxes of approximately $3.2 million in the first quarter of fiscal 2001. Super American Tissue Inc. contributed stockholder's equity of approximately $12.4 million in the first three quarters of fiscal 2001. All of the above resulted in an increase in net borrowings of approximately $2.6 million under our revolving credit facility in the first three quarters of fiscal 2001.

     At June 30, 2001, total consolidated debt was approximately $332.7 million.

     We are currently in default under our revolving credit facility and under the indenture governing our senior secured notes as discussed above in "--Recent Developments".

     Due to the default under our revolving credit facility, the lenders under the credit facility have informed us that they will not make further loans to us except in their sole and absolute discretion. We are engaged in discussions with these lenders in an attempt to cure this default and have hired Price Waterhouse Coopers LLP to assist us in determining the actions necessary to accomplish this goal.

     In an immediate attempt to reduce cash expenses and provide for reduction of inventories, We have temporarily shut down pulp and paper making machines to reduce inventory at certain of our woodpulp, tissue and uncoated freesheet paper mills. We expect to continue converting and shipping operations at all of these locations during this period.

     The declaration of the default under our revolving credit facility has further restricted our liquidity. Our ability to meet our continuing obligations is dependent on the discretion of its lenders, continued sales and collection of outstanding receivables, reduction of cash required for operations and the careful management of cash until availability under the revolving credit facility can be restored or other financing can be arranged. Without the successful completion of these steps, our ability to continue as a going concern is questionable.

Inflation and Cyclicality

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations.

     The  markets  for  tissue  and  uncoated   freesheet   paper  products  are
characterized by periods of supply and demand imbalances, with supply being added in large blocks and demand fluctuating with changes in industry capacity, economic conditions (including, in the case of our uncoated freesheet paper products, the overall level of domestic economic activity) and competitive conditions (including, in the case of our uncoated freesheet paper products, intensified competition from overseas producers responding to favorable exchange rate fluctuations and/or unfavorable overseas market conditions). All of such conditions are beyond our control.

Seasonality

     Historically, our net sales have been somewhat stronger during our third and fourth fiscal quarters, due to increased seasonal usage by consumers in the at-home business and inventory and usage patterns in the away-from-home finished tissue products business. Due to the curtailment of certain woodpulp, tissue and uncoated freesheet machines and our restricted liquidity, we are not certain that this historical trend will continue during the fourth quarter of fiscal 2001.


Forward Looking Statements

     Except for historical information and discussions contained in this Form 10-Q, statements contained in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied in such forward looking statements.

These could include our failure to obtain and maintain liquidity; our failure to improve operating results and cash flows from operations; our inability to cure, or to cause our lenders and the holders of our senior secured notes to waive our defaults under our indebtedness to them; continued weaknesses in the pulp and commodity paper markets or other uncertainties from time to time listed in our filings with the Securities and Exchange Commission. The words "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, which include changes in U.S. interest rates and commodity prices. During fiscal year 1999, we restructured our debt, through a private sale of our senior secured notes, so that it is predominantly fixed-rate. Our revolving credit facility requires us to pay interest on borrowings at a spread above the bank's prime lending rate. A significant rise in this rate could adversely affect our results of operations, depending upon the level of borrowings under our revolving credit facility at the time of any rate changes. We do not currently utilize derivative financial instruments to hedge against changes in interest rates or commodity prices. Additionally, substantially all of our transactions are denominated in U.S. dollars.


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     From time to time, we are subject to a number of legal proceedings and other claims arising in the ordinary course of our business which we do not believe will have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     As described above under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events", by letter dated August 10, 2001, we were notified by the agent for the lenders under our revolving credit facility that those of our subsidiaries that are borrowers under our facility were in default with respect to the failure to repay an overadvance of approximately $25 million, as required by the terms of the revolving credit facility.

     Our failure to repay the overadvance under our revolving credit facility constitutes an event of default under the indenture relating to its senior secured notes. An event of default under this indenture permits the trustee or the holders of 25% in aggregate principal of our senior secured notes to accelerate the maturity of these notes and permits the trustee to exercise its remedies under the indenture and the collateral documents securing its senior secured notes. The trustee has not informed us of what action, if any, it proposes to take under the indenture.

     The revolving credit facility and the indenture do not provide for grace periods relative to the defaults triggered by the Company's failure to repay the overadvance.

Item 6.  EXHIBITS AND REPORTS

     (a) Exhibits

          None.

     (b) Reports on Form 8-K.

          On June 28, 2001, the Company filed a Form 8-K under Item 5 (Other Events) thereof disclosing the commencement of a tender offer and consent solicitation relating to its outstanding 12.5% Senior Secured Notes due 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TISSUE INC.
                                            (registrant)


August 20, 2001                          By:  /s/ Edward I. Stein
                                              ------------------------------
                                              Edward I. Stein
                                              (On behalf of Registrant and as
                                              Chief Accounting Officer)